Form 10-Q
period 2008-01-31
Red Sun Mining, Inc.
filed 2008-02-28
CIK 1408950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

                        Commission File Number 333-145898


                              RED SUN MINING, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                        11045 La Maida Street, Suite 201
                       North Hollywood, CA 91601 (Address
              of principal executive offices, including zip code.)

                                 (760) 413-9275
                     (telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of January 31, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended January 31, 2008, prepared by the company, immediately follow.

                              Red Sun Mining, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                             As of              As of
                                                                            Jan. 31,           July 31,
                                                                              2008               2007
                                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $ 23,332           $  4,687
                                                                            --------           --------
TOTAL CURRENT ASSETS                                                          23,332              4,687

OTHER ASSETS                                                                      --                 --
                                                                            --------           --------
TOTAL OTHER ASSETS                                                                --                 --
                                                                            --------           --------

      TOTAL ASSETS                                                          $ 23,332           $  4,687
                                                                            ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                  $    275           $    275
  Advances from Officers                                                       1,500                 --
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                      1,775                275

TOTAL LIABILITIES                                                              1,775                275

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 100,000,000 shares authorized;
   3,000,000 and 2,000,000 shares issued and outstanding
   as of January 31, 2008 and July 31, 2007 respectively                         300                200
  Additional paid-in capital                                                  37,200             12,300
  Deficit accumulated during Development stage                               (15,943)            (8,088)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                    21,557              4,412
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 23,332           $  4,687
                                                                            ========           ========


                       See Notes to Financial Statements

                              Red Sun Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                         June 28, 2007
                                                Three Months          Six Months          (inception)
                                                   Ended                Ended               through
                                                  Jan. 31,             Jan. 31,             Oct. 31,
                                                    2008                 2008                 2007
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                     2,650                7,855               15,943
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (2,650)              (7,855)             (15,943)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (2,650)          $   (7,855)          $  (15,943)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        2,532,609            2,266,304
                                                 ==========           ==========


                       See Notes to Financial Statements

                              Red Sun Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                             June 28, 2007
                                                                            Six Months         (inception)
                                                                              Ended              through
                                                                             Jan. 31,           Jan. 31,
                                                                               2008               2008
                                                                             --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                          $ (7,855)          $(15,943)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase (Decrease) in Accounts payable and accrued liabilities                --                275
    Increase (Decrease) in Advance from Officers                                1,500              1,500
                                                                             --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                  (6,355)           (14,168)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                      --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                        100                300
  Additional paid-in capital                                                   24,900             37,200
                                                                             --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  25,000             37,500
                                                                             --------           --------

NET INCREASE (DECREASE) IN CASH                                                18,645             23,332

CASH AT BEGINNING OF PERIOD                                                     4,687                 --
                                                                             --------           --------

CASH AT END OF YEAR                                                          $ 23,332           $ 23,332
                                                                             ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                                   $     --           $     --
                                                                             ========           ========
  Income Taxes                                                               $     --           $     --
                                                                             ========           ========


                       See Notes to Financial Statements

                              RED SUN MINING, INC.
                          (AN EXPLORTION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2008


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

                              RED SUN MINING, INC.
                          (AN EXPLORTION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2008


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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended January 31, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                              RED SUN MINING, INC.
                          (AN EXPLORTION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2008


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

                              RED SUN MINING, INC.
                          (AN EXPLORTION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2008


NOTE 6 - GOING CONCERN

Future issuances of the company's equity or debt securities will be required in order for the company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 15,943 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Matthew Taylor, President of the Company, was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's SB-2 offering which closed on December 14, 2007. Mr. Taylor has advanced funds to the Company which are interest free, and the balance due Mr. Taylor was $1,500 on January 31, 2008.

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

                              RED SUN MINING, INC.
                          (AN EXPLORTION STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                JANUARY 31, 2008


On July 11, 2007, the Company issued a total of 2,000,000 shares of common stock to Mr. Taylor, a director of the company, for cash in the amount of $0.00625 per share for a total of $12,500.

On December 14, 2007, the Company issued a total of 1,000,000 shares of common stock to 28 individuals for cash in the amount of $.025 per share for a total of $25,000.

As of January 31, 2008, the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2008:

Common stock, $0.0001 par value: 100,000,000 shares authorized; 3,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are an exploration stage company and have not yet generated or realized any revenues.

BUSINESS

We are an exploration stage company with no revenues and a limited operating history. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We currently own a 100% undivided interest in a mineral property located in Esmeralda County, Nevada that we call the "Nob Property." There is little likelihood of our mineral claim containing little or no economic mineralization or reserves of silver and other minerals. We are presently in the exploration stage of our business, and we can provide no assurance that any commercially viable mineral deposits exist on our mineral claims, that we will discover commercially exploitable levels of mineral resources on our property, or, if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final determination can be made as to whether our mineral claims possess commercially exploitable mineral deposits. If our claim does not contain any reserves all funds that we spend on exploration will be lost.

In July, 2007, we purchased a 100% undivided interest in a mineral claim known as the Nob 1-4 Mineral Claims consisting of four located mineral claims (20.66 acres each) in one contiguous group located in the Monte Christo Range Area, Esmeralda County, Nevada. The Nob Property lies in the west central part of the State of Nevada northwest of the town of Tonopah and is accessible from Highway 95 by traveling north of the Town of Tonopah, Nevada for 21 miles and then generally to the northwest for approximately 14.5 miles to the property. The claims were recorded with the County and the Bureau of Land Management.

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

The following three phase exploration proposal and cost estimates are offered with the understanding that consecutive phases are contingent upon positive (encouraging)results being obtained from each preceding phase and additional funding for Phase 3:

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

We had planned to commence Phase 1 of the exploration program in the winter of 2007, but existing weather conditions prevented the geologist from accessing the claims. We anticipate commencing the first phase of our exploration program in spring, 2008. We have a verbal agreement with James McLeod, the professional geologist who prepared the geology report on the Nob 1-4 mining claims, to retain his services for our planned exploration program. The estimated cost of this program is $9,500, and we expect Phase 1 of the exploration program to take 7 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program, if we are able to raise the necessary funds. The estimated cost of this program is $10,500 and will take approximately 6 days to complete and an additional one to two months for the consulting geologist to receive the results form the assay lab and prepare his report. We anticipate commencing the second phase of our exploration program in summer, 2008.

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

We incurred operating expenses of $2,650 for the three months ended January 31, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through January 31, 2008 was $15,943. As we were incorporated on July 11, 2007, there are no comparative figures from previous years.

Cash provided by financing activities for the period from inception (June 28, 2007)through January 31, 2008 was $37,500 consisting of $12,500 from the sale of 2,000,000 shares of common stock to a director of the company for $0.00625 per share and $25,000 from the sale of 1,000,000 share of common stock pursuant to our SB-2 offering. As of January 31, 2008, there was $1,500 owed to the officer and director of the company, for which there is no specific terms of repayment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $23,332. In order to achieve our exploration program goals, we were required to complete our offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-145898 which became effective on October 19, 2007. We completed the offering on December 14, 2007 for proceeds of $25,000. We are an exploration stage company and have generated no revenue to date.

ITEM 4. CONTROLS AND PROCEDURES

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

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

February 28, 2008              Red Sun Mining, Inc., Registrant


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

February 28, 2008              Red Sun Mining, Inc., Registrant


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