Form 10-Q
period 2008-04-30
Red Sun Mining, Inc.
filed 2008-06-06
CIK 1408950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of April 30, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended April 30, 2008, prepared by the company, immediately follow.

                              Red Sun Mining, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                             As of              As of
                                                                            April 30,          July 31,
                                                                              2008               2007
                                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $ 21,312           $  4,687
                                                                            --------           --------
TOTAL CURRENT ASSETS                                                          21,312              4,687

OTHER ASSETS                                                                      --                 --
                                                                            --------           --------
TOTAL OTHER ASSETS                                                                --                 --
                                                                            --------           --------

      TOTAL ASSETS                                                          $ 21,312           $  4,687
                                                                            ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                  $    275           $    275
  Advances from Officers                                                       1,500                 --
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                      1,775                275

      TOTAL LIABILITIES                                                        1,775                275

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 100,000,000 shares authorized;
   3,000,000 and 2,000,000 shares issued and outstanding
   as of January 31, 2008 and July 31, 2007 respectively                         300                200
  Additional paid-in capital                                                  37,200             12,300
  Deficit accumulated during Development stage                               (17,963)            (8,088)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                    19,537              4,412
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 21,312           $  4,687
                                                                            ========           ========


                       See Notes to Financial Statements

                              Red Sun Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                          June 28, 2007
                                                Three Months          Nine Months          (inception)
                                                   Ended                Ended               through
                                                  April 30,            April 30,            April 30,
                                                    2008                 2008                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                     2,020                9,875               17,963
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (2,020)              (9,875)             (17,963)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (2,020)          $   (9,875)          $  (17,963)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        3,000,000            2,507,299
                                                 ==========           ==========


                       See Notes to Financial Statements

                              Red Sun Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                             June 28, 2007
                                                                           Nine Months        (inception)
                                                                             Ended              through
                                                                            April 30,          April 30,
                                                                              2008               2008
                                                                            --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                         $ (9,875)          $(17,963)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase(Decrease) in Accounts payable and accrued liabilities                --                275
    Increase(Decrease) in Advance from Officers                                1,500              1,500
                                                                            --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (8,375)           (16,188)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                     --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                       100                300
  Additional paid-in capital                                                  24,900             37,200
                                                                            --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                 25,000             37,500
                                                                            --------           --------

NET INCREASE (DECREASE) IN CASH                                               16,625             21,312

CASH AT BEGINNING OF PERIOD                                                    4,687                 --
                                                                            --------           --------

CASH AT END OF YEAR                                                         $ 21,312           $ 21,312
                                                                            ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                                  $     --           $     --
                                                                            ========           ========
  Income Taxes                                                              $     --           $     --
                                                                            ========           ========


                       See Notes to Financial Statements

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                 April 30, 2008
--------------------------------------------------------------------------------

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

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                 April 30, 2008
--------------------------------------------------------------------------------

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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended April 30, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                 April 30, 2008
--------------------------------------------------------------------------------

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

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                 April 30, 2008
--------------------------------------------------------------------------------

NOTE 6 - GOING CONCERN

Future issuances of the company's equity or debt securities will be required in order for the company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 17,963 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Matthew Taylor, President of the Company, was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's SB-2 offering which closed on December 14, 2007. Mr. Taylor has advanced funds to the Company which are interest free, and the balance due Mr. Taylor was $1,500 on April 30, 2008.

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

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                 April 30, 2008
--------------------------------------------------------------------------------

On July 11, 2007, the Company issued a total of 2,000,000 shares of common stock to Mr. Taylor, a director of the company, for cash in the amount of $0.00625 per share for a total of $12,500.

On December 14, 2007, the Company issued a total of 1,000,000 shares of common stock to 28 individuals for cash in the amount of $.025 per share for a total of $25,000.

As of April 30, 2008, the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2008:

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

In July, 2007, we purchased a 100% undivided interest in a mineral claim known as the Nob 1-4 Mineral Claims consisting of four located mineral claims (20.66 acres each) in one contiguous group located in the Monte Cristo Range Area, Esmeralda County, Nevada. The Nob Property lies in the west central part of the State of Nevada northwest of the town of Tonopah and is accessible from Highway 95 by traveling north of the Town of Tonopah, Nevada for 21 miles and then generally to the northwest for approximately 14.5 miles to the property. The claims were recorded with the County and the Bureau of Land Management.

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this prospectus is to complete the first two phases of the exploration program on our claims consisting of detailed prospecting, mapping, soil geochemistry, and magnetometer and VLF electromagnetic surveys. In addition to the $20,000 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees, including fees payable in connection with complying with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $25,000. If we experience a shortage of funds our director has agreed to loan the company funds to complete the first two phases of the exploration program, however he has no legal obligation to do so and the agreement is not in writing.

The following work program has been recommended by the professional geologist who prepared the geology report for our Nob 1-4 mineral claims located in the Monte Cristo Range Area, Esmeralda County, Nevada.

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

James McLeod, the professional geologist who prepared the geology report on the Nob 1-4 mining claims, has commenced Phase 1 of the exploration program on the Nob Property with detailed prospecting, mapping and soil geochemistry testing. The estimated cost of the first phase of exploration is $9,500, and we expect to receive the results of the assay lab and the geologist's report within 2 months.

Following phase one of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with phase two of our exploration program. The estimated cost of this program is $10,500 and will take approximately 6 days to complete and an additional one to two months for the consulting geologist to receive the results form the assay lab and prepare his report. Depending on results of phase one of our exploration program, we anticipate commencing the second phase of our exploration program in fall, 2008.

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

We incurred operating expenses of $2,020 for the three months ended April 30, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through April 30, 2008 was $17,963. As we were incorporated on July 11, 2007, there are no comparative figures from previous years.

Cash provided by financing activities for the period from inception (June 28, 2007) through April 30, 2008 was $37,500 consisting of $12,500 from the sale of 2,000,000 shares of common stock to a director of the company for $0.00625 per share and $25,000 from the sale of 1,000,000 share of common stock pursuant to our SB-2 offering. As of April 30, 2008, we had $1,775 in outstanding current liabilities, $275 in accounts payable and $1,500 owed to the officer and director of the company, for which there is no specific terms of repayment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $21,312. In order to achieve our exploration program goals, we were required to complete our offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-145898 which became effective on October 19, 2007. We completed the offering on December 14, 2007 for proceeds of $25,000. We are an exploration stage company and have generated no revenue to date.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

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

June 6, 2008                    Red Sun Mining, Inc., Registrant


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

June 6, 2008                    Red Sun Mining, Inc., Registrant


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