Form 10-K
period 2008-07-31
Red Sun Mining, Inc.
filed 2008-10-14
CIK 1408950

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2008

                        Commission file number 333-145898


                              RED SUN MINING, INC.
             (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                               26-0531863
(State or Other Jurisdiction of                               (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

                         200 W Columbine Ave., Suite I-2
                              Santa Ana, CA 92707
               (Address of Principal Executive Offices & Zip Code)

                                 (760) 413-9275
                               (Telephone Number)

                        11045 La Maida Street, Suite 201
                            North Hollywood, CA 91601
          (Former name or former address, if changed since last report)

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to section 12(g) of the Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of October 2, 2008, the registrant had 3,000,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established.

                              RED SUN MINING, INC.
                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

                                     Part I

Item 1.  Business                                                            3
Item 1A. Risk Factors                                                       14
Item 2.  Properties                                                         19
Item 3.  Legal Proceedings                                                  19
Item 4.  Submission of Matters to a Vote of Securities Holders              19

                                Part II

Item 5.  Market for Common Equity and Related Stockholder Matters           19
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              20
Item 8.  Financial Statements                                               23
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure                                               33
Item 9A. Controls and Procedures                                            33

                               Part III

Item 10. Directors and Executive Officers                                   34
Item 11. Executive Compensation                                             36
Item 12. Security Ownership of Certain Beneficial Owners and Management     37
Item 13. Certain Relationships and Related Transactions                     38
Item 14. Principal Accounting Fees and Services                             38

                                Part IV

Item 15. Exhibits                                                           39

Signatures                                                                  39

                                     PART I

ITEM 1. BUSINESS

SUMMARY

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. Red Sun Mining, Inc. was incorporated in the State of Delaware on June 28, 2007. We intend to use the net proceeds from our recent offering to develop our business operations (See "Plan of Operation"). We are an exploration stage company with no revenues and a limited operating history. The principal executive offices are located at 200 W Columbine Ave., Suite I-2, Santa Ana, CA 92707.

Our financial statement from inception (June 28, 2007) through the year ended July 31, 2008 report no revenues and a net loss of $24,938. Our independent auditor has issued an audit opinion for Red Sun Mining, Inc. which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

We currently own a 100% undivided interest in a mineral property, the Nob 1-4 Mineral Claims located in the State of Nevada that we call the "Nob Property." The Nob Property consists of an area of approximately 82.64 acres located in the Monte Cristo Range Area, Esmeralda County, Nevada. Title to the Nob Property is held by Red Sun Mining, Inc. Our plan of operation is to conduct mineral exploration activities on the Nob Property in order to assess whether it possess deposits of minerals capable of commercial extraction.

We have not earned any revenues to date. We do not anticipate earning revenues until such time as we enter into commercial production of our mineral properties. We are presently in the exploration stage of our business and we can provide no assurance that we will discover commercially exploitable levels of mineral resources on our property, or if such deposits are discovered, that we will enter into further substantial exploration programs.

We have a total of 100,000,000 authorized common shares with a par value of $0.0001 per share and 3,000,000 common shares issued and outstanding as of July 31, 2008. Cash provided by financing activities for the period from inception (June 28, 2007) through July 31, 2008 was $37,500 consisting of $12,500 from the sale of 2,000,000 shares of common stock to a director of the company for $0.00625 per share and $25,000 from the sale of 1,000,000 share of common stock pursuant to our SB-2 offering.

                     GLOSSARY OF TECHNICAL GEOLOGICAL TERMS

The following defined technical terms are used in our prospectus:

Aeromagnetic survey           A magnetic survey conducted from the air normally
                              using a helicopter or fixed-wing aircraft to carry the detection instrument and the recorder.

Alluvial Consolidated sediments that are carried and hence deposited by a stream or river. In the southwest USA most in filled valleys often between mountain ranges were deposited with alluvium.

Andesitic to basaltic
composition                   A range of rock description using the chemical
                              make-up or mineral norms of the same.

Aphanitic                     Fine grained crystalline texture.

Blind-Basin                   A basin practically closed off by enveloping rock
                              exposures making the central portion of
                              unconsolidated alluvial basin isolated.

Colluvium                     Loose, unconsolidated material usually derived by
                              gravitational means, such as falling from a cliff or scarp-face and often due to a sort of benign erosion such as heating and cooling in a desert environment.

Desert Wash                   Out-wash in dry (desert) or arid areas of
                              colluvium or alluvial material accumulated on the sides of valleys or basin channels by often irregular and violent water flow, i.e. flash floods.

Elongate Basin                A longer than wide depression that could be
                              favorable to in-filling by material from adjacent eroding mountains.

Eugeosyncline                 A structurally formed depression or basin that
                              usually is considerably longer than wide that exhibits a predominance of plutonic and/or volcanic fill.

Formation                     The fundamental unit of similar rock assemblages
                              used in stratigraphy.

Hydrothermal                  A process(es) related to the actions of water
                              heated by igneous or intrusive activity that may alter, mineralize or generally change the enclosing host.

Intermontane Belt             Between mountains (ranges), a usually longer than
                              wide depression occurring between enclosing mountain ranges that supply the erosional material to infill the basin.

Lode Mineral Claim (Nevada)   With a maximum area contained within 1500' long by
                              600' wide = 20.66 acres.

Nuees Ardante or Ladu         An extremely hot, gaseous, somewhat horizontally
                              ejected lava, often from near the summit that accentuates the downward flow or "glowing avalanche" because of its mobility.

Overburden or Drift Cover     Any loose material which overlies bedrock.

Paleozoic Era                 The first major geological time period after the
                              Precambrian whose rock units may exhibit an abundance of fossil life forms.

Plagioclase feldspar          A specific range of chemical composition of common
                              or abundant rock forming silicate minerals.

Playa The lowest part of an intermontane basin which is frequently flooded by run-off from the adjacent highlands or by local rainfall.

Plutonic, Igneous or
Intrusive Rock                Usually a medium to coarser grain sized
                              crystalline rock that generally is derived from a sub-surface magma and then consolidated, such as in dykes, plugs, stocks or batholiths, form smallest to largest.

Porphyritic in Augite
Pyroxene Large prophyroblasts or crystals of a specific rock-forming mineral, i.e. augite occurring within a matrix of finer grained rock-forming minerals.

Quarternary                   The youngest period of the Cenozoic era.

Snow equivalent               Approximately 1" of precipitation (rain)=1' snow.

Syenite Coarse grained, alkalic, low in quartz intrusive rock.

Tertiary Era                  The oldest or earlier of the two geological
                              periods comprising the Cenozoic era

Trachyte                      Fine grained or glassy equivalent of a syenite.

Volcaniclastic                Angular to rounded particles of a wide range of
                              size within (a welded) finer grain-sized matrix of volcanic origin.

IN GENERAL

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in a mineral property located in Esmeralda County, State of Nevada that we call the "Nob Property." We are currently conducting mineral exploration activities on the Nob Property in order to assess whether it contains any commercially exploitable mineral reserves. Currently there are no known mineral reserves on the Nob Property.

We have not earned any revenues to date. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern. The source of information contained in this discussion is our geology report that has been included as Exhibit 99.2 to our SB-2 registration statement.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of silver and other minerals. We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposits exist on our mineral claims, that we will discover commercially exploitable levels of mineral resources on our property, or, if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final determination can be made as to whether our mineral claims possess commercially exploitable mineral deposits. If our claim does not contain any reserves all funds that we spend on exploration will be lost.

ACQUISITION OF THE NOB PROPERTY

In July, 2007, we purchased a 100% undivided interest in a mineral claim known as the Nob 1-4 Mineral Claims for a price of $7,000. The claims are staked and recorded in the name of Red Sun Mining, Inc. and are in good standing until September 1, 2009.

                                    CLAIM MAP



                        [MAP SHOWING THE CLAIM LOCATION]

CLIMATE AND GENERAL PHYSIOGRAPHY

The area experiences about 4" to 8" of precipitation annually of which about 30% (in a cold year) may occur as a snow equivalent. This amount of precipitation suggests a climatic classification of arid to semi-arid. The summers can experience hot weather, middle 60's to 70's F (degrees) average with high spells of 100+ F (degrees) while the winters are generally more severe than the dry belt to the west and can last from December through February. Temperatures experienced during mid-winter average for January of from the high 20's to the low 40's F (degrees) with low spells down to -20F (degrees). Generally speaking the highness of the area allows for somewhat cooler conditions than the lower areas.

The claim area ranges in elevation from 6,600' to 6,700' mean sea level. The physiographic setting of the property can be described as arid desert hillside within a mosaic of moderately rounded mountains in an interior plateau setting. The area has been surficially altered both by some fluvial and wind erosion and some depositional (drift cover) effects of in-filling and in situ or residual erosion. Thickness of drift cover in some valleys may vary considerably, but in the proximity of the Nob property it is not thought to be very deep. Surface water occurrences are rare, springs are sparse and subsurface aquifers are accessed when needed by drilling wells where allowed.

The physiography of the Nob Property is fairly steep northwest sloping mountainous terrain bounded on the southeast, south and east by the arcuate Monte Cristo Range that reaches elevations in excess of 7,000 feet. Much of this area with many broad open valleys hosts sagebrush, juniper, pinon and some Joshua trees.

INFRASTRUCTURE

The town of Tonopah offers much of the necessary infrastructure required to base and carry-out an exploration program (accommodations, communications, equipment and supplies). Larger or specialized equipment can likely be acquired in the Las Vegas, NV, area lying 209 miles by paved road (Highway 95) to the southeast or in Reno lying 236 miles to the northwest.

PROPERTY HISTORY

The recorded mining history of the general area dates from the 1860's when prospectors passed through heading north and west. The many significant lode gold, silver and other mineral product deposits developed in the area was that of the Goldfield Camp, 1905; Coaldale Coal Field, 1913; Divide Silver Mining District, 1921 and the Candalaria silver-gold mine which operated as an underground lode gold deposit in 1922 and again in the 1990's as an open cut, cyanide heap leach operation. Many occurrences of industrial, semi-previous gem material, coal and radioactive matter are found in the general area.

The mineral claims lie within a local area seen to contain gold and silver prospects. Although the author of the report is unaware of any such mineral occurrences actually known to occur on the mineral claims, it is thought to be a good area in which to conduct a mineral exploration program.

REGIONAL GEOLOGY

The regional geology of Nevada is depicted as being underlain by all types of rock units. These appear to range from oldest to youngest in an east to west direction, respectively. Many of the oldest units are found to occur in the southeast corner of the State along the Colorado River. The bedrock units exhibit a north-south fabric of alternating east-west ranges and valleys. This feature may suggest E-W compression that may have expression as low angle thrust faults. Various types of faulting are recognized in many areas of Nevada and it often plays a large part in the emplacement of mineral occurrences and ore bodies.

                              REGIONAL GEOLOGY MAP



                       [MAP SHOWING THE REGIONAL GEOLOGY]

LOCAL GEOLOGY

The local geology about the Nob Property which is situated approximately 25 air miles to the west-northwest of Tonopah, NV reveals a north-south trending, elongate assemblage of Tertiary volcanic and lesser sedimentary units. Throughout this raised basin-like feature and interspersed with the Tertiary units occur older Paleozoic rocks.

Throughout this local area are a number of northwest-southeast trending high angle faults and some possibly lower angle southeasterly trending faults that could have set the stage for mineralizing fluids to have affected the underlying rock units.

PROPERTY GEOLOGY, DEPOSIT TYPE AND MINERALIZATION

The geology of the Nob Property area may be described as being partially covered by Quaternary collovium deposits. The rock exposures evident within the Nob mineral claim area appear to be mainly volcanic units. This mineral claim area within a larger surrounding area of rock exposure and known mineral occurrences exhibits a good geological setting and could be considered a good target area in which to conduct mineral exploration.

The outcrops partially surrounding or flanking the alluvial covered valley underlying the mineral claim area suggests mineral occurrences or structurally prepared covered bedrock could be south after in those areas.

The deposit types that are found occurring in the regional area and the more localized areas vary considerably. Silver and gold quartz veins predominate at Tonopah. Some of the most productive veins represent the silicification and replacement of sheeted zones of trachyte that was originally marked by close-set parallel fractures, but not faulting. The two hosts of mineralized quartz veins are 1) older pre-Tertiary volcanic rocks, i.e. Silver Peak (mineral Ridge area), Weepah and Hornsilver or 2) Tertiary rhyolite host rocks that occur at Tonopah and other younger volcanic rocks, i.e. Goldfield and Divide. Base metal deposits are more commonly of interest now than in the past and many prospects occur in the general area. The industrial mineral barite that is observed to occur either in vein or bedded types have been recognized in the general area. Also radioactive rock occurrences are known of in the general vicinity of the claims and should not be overlooked if and when exploration fieldwork is undertaken.

The precious metal deposit types that historically predominate in the general area are as gold or silver vein-type of occurrences.

Ground geophysical techniques may be most effective in the covered areas as a follow-up to prospecting and soil sampling of the Phase 1 program.

By far the largest production in the County comes from the vein-type of gold and silver occurrences in quartz fissures in either pre-Tertiary volcanic or Tertiary volcanic host rocks.

CONCLUSIONS OF GEOLOGICAL REPORT

The geological evaluation report we obtained on the Nob Property states the property is favorably located for the possible discovery of a large, probably low grade mineral deposit of base and/or precious metals or other minerals of soft economic consideration that have open pit and/or underground mining potential. If such a deposit exists, it may occur under the drift or overburden covered areas of the Nob 1-4 Mineral Claims.

RECOMMENDATIONS OF GEOLOGICAL REPORT AND THE GEOLOGICAL EXPLORATION PROGRAM

Mr. McLeod states, in his geology report, that the known mineralization encountered to date in neighboring areas is possibly indicative of a larger mineralized system in the general area. The drift covered parts of the property offer good exploration areas because of the possibility of mineralization, good geological setting and generally a lack of exploration testing. Also, remote sensing such as aero and follow-up ground magnetic programs may indicate possible exploration areas of interest within the Nob 1-4 mineral claims.

Detailed prospecting, mapping and reconnaissance geochemical surveys of the claim area should be undertaken if and when the Company is in a position to do so. The following three phase exploration proposal and cost estimate is offered with the understanding that consecutive phases are contingent upon positive and encouraging results being obtained from each preceding phase:

 Phase               Exploration Program                        Cost                Status
 -----               -------------------                        ----                ------
Phase 1    Detailed Prospecting, mapping and soil              $ 9,500    Completed in Summer, 2008.
           geochemistry.

Phase 2    Magnetometer and VLF electromagnetic, grid          $10,500    Expected to be completed Spring 2009
           controlled surveys over the areas of interest                  (depending on the results of Phase 1,
           determined by the Phase 1 survey.  Estimated                   and consulting geologist's schedule).
           cost is transportation, travel, accommodation,
           board, grid installation, two geophysical
           surveys, maps and report

Phase 3    Induced polarization survey over grid               $40,000    Expected to be completed in 2009
           controlled anomalous area of interest outlined                 (depending on the results of Phase 2,
           by Phase 1 and 2 programs.  Hoe or bulldozer                   and consulting geologist's schedule).
           trenching, mapping and sampling of bedrock
           anomalies. Includes assays, detailed maps and
           reports.

           TOTAL ESTIMATED COST                                $60,000

James McLeod, the professional geologist who prepared the geology report on the Nob 1-4 mining claims, has completed Phase 1 of the exploration program on the Nob Property with detailed prospecting, mapping and soil geochemistry testing. The cost of the first phase of exploration was $9,500. In his fieldwork summary report to the company Mr. McLeod stated that the MMI soil data results of the GES and the confirmed geological setting are in a number of instances coincident. He feels the results are interesting enough to recommend further exploration work be conducted. Based upon his recommendations we intend to proceed with phase two of our exploration program. The estimated cost of this program is $10,500 and will take approximately 6 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report. We anticipate commencing the second phase of our exploration program in Spring, 2009.

COMPETITION

We are an explorations stage company. We do not compete directly with anyone for the exploration or removal of minerals from our property as we hold all interest and rights to the claim. Readily available commodities markets exist in the U.S. and around the world for the sale of gold, silver and other minerals. Therefore, we will likely be able to sell any gold, silver or other minerals that we are able to recover.

We will be subject to competition and unforeseen limited sources of supplies in the industry in the event spot shortages arise for supplies such as dynamite, and certain equipment such as bulldozers and excavators that we will need to conduct exploration. We have not yet attempted to locate or negotiate with any suppliers or products, equipment or services and will not do so until funds are received from this offering. If we are unsuccessful in securing the products, equipment and services we need we may have to suspend our exploration plans until we are able to do so.

We compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

EMPLOYEES AND EMPLOYMENT AGREEMENTS

We have no employees other than our officer and director as of the date of this report. Mr. Taylor currently devotes approximately 7 hours per week to company matters and after receiving funding, he plans to devote as much time as the Board of Directors determines is necessary to manage the affairs of the company. There are no formal employment agreements between the company and our current employees. We conduct our business largely through consultants.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any research expenditures since our incorporation.

BANKRUPTCY OR SIMILAR PROCEEDINGS

There has been no bankruptcy, receivership or similar proceeding.

REORGANIZATIONS, PURCHASE OR SALE OF ASSETS

There have been no material reclassifications, mergers, consolidations, or purchase or sale of a significant amount of assets not in the ordinary course of business.

COMPLIANCE WITH GOVERNMENT REGULATION

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the United States generally, and in the state of Nevada specifically. We will also be subject to the regulations of the Bureau of Land Management, Department of the Interior.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

NEED FOR GOVERNMENT APPROVAL FOR ITS PRODUCTS OR SERVICES

We are not required to apply for or have any government approval for our product or services.

REPORTS TO SECURITIES HOLDERS

We provide an annual report that includes audited financial information to our shareholders. We will make our financial information equally available to any interested parties or investors through compliance with the disclosure rules of Regulation S-B for a small business issuer under the Securities Exchange Act of 1934. We are subject to disclosure filing requirements including filing Form 10K annually and Form 10Q quarterly. In addition, we will file Form 8K and other proxy and information statements from time to time as required. We do not intend to voluntarily file the above reports in the event that our obligation to file such reports is suspended under the Exchange Act. The public may read and copy any materials that we file with the Securities and Exchange Commission, ("SEC"), at the SEC's Public Reference Room at 100 F Street NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A. RISK FACTORS

WE ARE AN EXPLORATION STAGE COMPANY AND EXPECT TO INCUR OPERATING LOSSES FOR THE FORESEEABLE FUTURE.

We were incorporated on June 28, 2007 and to date have been involved primarily in organizational activities, the acquisition of the mineral claims and the first phase of exploration. We have not earned any revenues as of the date of this report. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Prior to completion of our exploration stage, we anticipate that we will incur increased operating expenses without realizing any revenues. We expect to incur significant losses into the foreseeable future. We recognize that if the production of minerals from the claims is not forthcoming, we will not be able to continue business operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and it is doubtful that we will generate any operating revenues or ever achieve profitable operations. If we are unsuccessful in addressing these risks, our business will most likely fail.

WE HAVE YET TO EARN REVENUE AND OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO EXTRACT MINERALS OR RAISE FINANCING. AS A RESULT, OUR ACCOUNTANT BELIEVES THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have accrued net losses of $24,938 for the period from our inception on June 28, 2007 to July 31, 2007, and have no revenues to date. Our future is dependent upon our ability to obtain financing and upon future profitable operations from the development of our mineral claims. These factors raise substantial doubt that we will be able to continue as a going concern. George Stewart, our independent auditor, has expressed substantial doubt about our ability to continue as a going concern. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital when needed, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in Red Sun is suitable.

BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE.

You should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. The Nob Property does not contain a known body of any commercial minerals and, therefore, any program conducted on the Nob Property would be an exploratory search of any minerals There is no certainty that any expenditures made in the exploration of the Nob Property will result in discoveries of any commercial quantities of minerals. Most exploration projects do not result in the discovery of commercially mineable mineral deposits. Problems such as unusual or unexpected formations and other conditions are common to mineral exploration activities and often result in unsuccessful exploration efforts. If the results of our exploration program do not reveal viable commercial mineralization, we may decide to abandon our claim and acquire new claims for new exploration. Our ability to acquire additional claims will be dependent upon our possessing adequate capital resources when needed. If no funding is available, we may be forced to abandon our operations.

WE HAVE NO KNOWN MINERAL RESERVES AND IF WE CANNOT FIND ANY, WE MAY HAVE TO CEASE OPERATIONS.

We have no mineral reserves. If we do not find any commercially exploitable mineral reserves or if we cannot complete the exploration of any mineral reserves, either because we do not have the money to do so or because it is not economically feasible to do so, we may have to cease operations and you may lose your investment. Mineral exploration is highly speculative. It involves many risks and is often non-productive. Even if we are able to find mineral reserves on our property our production capability will be subject to further risks including:

     - The costs of bringing the property into production including exploration work, preparation of production feasibility studies, and construction of production facilities, all of which we have not budgeted for;
     -    The availability and costs of financing;
     -    The ongoing costs of production; and
     -    Risks related to environmental compliance regulations and restraints.

The marketability of any minerals acquired or discovered may be affected by numerous factors which are beyond our control and which cannot be accurately predicted, such as market fluctuations, the lack of milling facilities and processing equipment near the Nob Property, and other factors such as government regulations, including regulations relating to allowable production, the importing and exporting of minerals, and environmental protection.

Given the above noted risks, the chances of our finding and commercially exploiting reserves on our mineral properties are remote and funds expended on exploration will likely be lost.

BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS.

The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time we have no insurance to cover against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

AS WE UNDERTAKE EXPLORATION OF OUR MINERAL CLAIMS, WE WILL BE SUBJECT TO COMPLIANCE WITH GOVERNMENT REGULATION THAT MAY INCREASE THE ANTICIPATED COST OF OUR EXPLORATION PROGRAM.

There are several governmental regulations that materially restrict mineral exploration. We will be subject to the laws of the State of Nevada as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these laws. If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

     (a)  Water discharge will have to meet drinking water standards;

     (b)  Dust generation will have to be minimal or otherwise re-mediated;
     (c) Dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;
     (d) An assessment of all material to be left on the surface will need to be environmentally benign;
     (e)  Ground water will have to be monitored for any potential contaminants;
     (f) The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be remediated; and
     (g) There will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

There is a risk that new regulations could increase our costs of doing business and prevent us from carrying out our exploration program. We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. If remediation costs exceed our cash reserves we may be unable to complete our exploration program and have to abandon our operations.

BECAUSE OUR SOLE OFFICER AND/OR DIRECTOR DOES NOT HAVE ANY PRIOR BUSINESS MANAGERIAL EXPERIENCE OR FORMAL TRAINING SPECIFIC TO THE TECHNICALITIES OF MINERAL EXPLORATION, THERE IS A HIGHER RISK OUR BUSINESS WILL FAIL.

Our sole officer and director is Matthew Taylor. Mr. Taylor has no prior business managerial experience, and he has no formal training as a geologist or in the technical aspects of management of a mineral exploration company. His prior business experiences have primarily been within the legal field and not in the mineral exploration business. With no direct training or experience in these areas, our management may not be fully aware of the specific requirements related to working within this industry. Our management's decisions and choices may not take into account standard engineering or managerial approaches mineral exploration companies commonly use. Consequently, our operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

THERE IS A RISK THAT OUR PROPERTY DOES NOT CONTAIN ANY KNOWN BODIES OF ORE RESULTING IN ANY FUNDS SPENT ON EXPLORATION BEING LOST.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves. We have a geological report detailing previous exploration in the area, the claim has been staked per Nevada regulations and we have completed phase one of our exploration program. However, there is the possibility that previous work conducted was not carried out properly and our claim does not contain any reserves, resulting in any funds spent on exploration being lost.

IF WE DISCOVER COMMERCIAL RESERVES OF PRECIOUS METALS ON OUR MINERAL PROPERTY, WE CAN PROVIDE NO ASSURANCE THAT WE WILL BE ABLE TO SUCCESSFULLY ADVANCE THE MINERAL CLAIMS INTO COMMERCIAL PRODUCTION.

If our exploration program is successful in establishing ore of commercial tonnage and grade, we will require additional funds in order to advance the claim into commercial production. Obtaining additional financing would be subject to a number of factors, including the market price for the minerals, investor acceptance of our claims and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us. The most likely source of future funds is through the sale of equity capital. Any sale of share capital will result in dilution to existing shareholders. We may be unable to obtain any such funds, or to obtain such funds on terms that we consider economically feasible and you may lose any investment you make in this offering.

IF ACCESS TO OUR MINERAL CLAIMS IS RESTRICTED BY INCLEMENT WEATHER, WE MAY BE DELAYED IN OUR EXPLORATION AND ANY FUTURE MINING EFFORTS.

It is possible that snow or rain could cause the mining roads providing access to our claims to become impassable. If the roads are impassable we would be delayed in our exploration timetable.

BASED ON CONSUMER DEMAND, THE GROWTH AND DEMAND FOR ANY ORE WE MAY RECOVER FROM OUR CLAIMS MAY BE SLOWED, RESULTING IN REDUCED REVENUES TO THE COMPANY.

Our success will be dependent on the growth of demand for ores. If consumer demand slows our revenues may be significantly affected. This could limit our ability to generate revenues and our financial condition and operating results may be harmed.

BECAUSE OUR CURRENT OFFICER AND/OR DIRECTOR HAVE OTHER BUSINESS INTERESTS, HE MAY NOT BE ABLE OR WILLING TO DEVOTE A SUFFICIENT AMOUNT OF TIME TO OUR BUSINESS OPERATIONS, CAUSING OUR BUSINESS TO FAIL.

Mr. Matthew Taylor, our officer and director, currently devotes approximately 7 hours per week providing management services to us. While he presently possesses adequate time to attend to our interest, it is possible that the demands on him from other obligations could increase, with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

ITEM 2. PROPERTIES

We currently do not own any physical property or own any real property. We purchased the Nob Property at a cost of $7,000. Title to the Nob Property mineral claims is held by Red Sun Mining, Inc.

We currently utilize space provided to us on a rent free basis from our officer and director, Matthew Taylor at 200 W Columbine Ave., Suite I-2, Santa Ana, CA 92707. Management believes the current premises are sufficient for its needs at this time.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders during the year ended July 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

NO PUBLIC MARKET FOR COMMON STOCK

On July 18, 2008 our common stock was listing for trading on the Over the Counter Bulletin Board under the symbol RDSN. There has been no trading of our securities, and, therefore, no high and low bid pricing.

As of the date of this report, Red Sun Mining, Inc. has 29 shareholders of record. We have paid no cash dividends and have no outstanding options. We have no securities authorized for issuance under equity compensation plans.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or quotation system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities' laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type, size and format, as the SEC shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with: (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a suitably written statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

This report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking states are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or out predictions.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $16,850 for the year ended July 31, 2008. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. For the year ended July 31, 2007 our operating expenses were $7,813. Our net loss from inception through July 31, 2008 was $24,938.

Cash provided by financing activities for the period from inception (June 28, 2007) through July 31, 2008 was $37,500 consisting of $12,500 from the sale of 2,000,000 shares of common stock to a director of the company for $0.00625 per share and $25,000 from the sale of 1,000,000 share of common stock pursuant to our SB-2 offering. As of July 31, 2008, we had $1,775 in outstanding current liabilities, $275 in accounts payable and $1,500 owed to the officer and director of the company, for which there is no specific terms of repayment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

The following table provides selected financial data about our company for the year ended July 31, 2008.

                     Balance Sheet Data:           7/31/08
                     -------------------           -------

                     Cash                          $14,337
                     Total assets                  $14,337
                     Total liabilities             $ 1,775
                     Shareholders' equity          $12,562

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $14,337. We are an exploration stage company and have generated no revenue to date. Our management believes our current cash balance will not be sufficient to fund operations for the next 12 months. If we experience a shortage of funds our director has agreed to loan the company funds to complete the first two phases of the exploration program, however he has no legal obligation to do so and the agreement is not in writing.

PLAN OF OPERATION

Our plan of operation for the twelve months following the date of this report is to complete the first two phases of the exploration program on our claims consisting of detailed prospecting, mapping, soil geochemistry, and magnetometer and VLF electromagnetic surveys. In addition to the $20,000 we anticipate spending for the first two phases of the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees, including fees payable in connection with complying with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $25,000. If we experience a shortage of funds our director has agreed to loan the company funds to complete the first two phases of the exploration program, however he has no legal obligation to do so and the agreement is not in writing.

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

The following three phase exploration proposal and cost estimates are offered with the understanding that consecutive phases are contingent upon positive (encouraging) results being obtained from each preceding phase and additional funding for Phase 3:

Phase 1     Detailed Prospecting, mapping and                        $ 9,500
            soil geochemistry

Phase 2     Magnetometer and VLF electromagnetic,                    $10,500
            grid controlled surveys over the areas
            of interest determined by the Phase 1
            survey.  Included in this estimated
            cost is transportation, travel, accommodation, board, grid installation, two geophysical surveys, maps and report

Phase 3     Induced polarization survey over grid                    $40,000
            controlled anomalous area of interest
            outlined by Phase 1 and 2 programs.
            Hoe or bulldozer trenching, mapping and
            sampling of bedrock anomalies. Includes assays,
            detailed maps and reports.
                                                                     -------

            TOTAL ESTIMATED COSTS                                    $60,000
                                                                     =======

The above program costs are management's estimates based upon the recommendations of the professional mining geologist's report and the actual project costs may exceed our estimates.

James McLeod, the professional geologist who prepared the geology report on the Nob 1-4 mining claims, has completed Phase 1 of the exploration program on the Nob Property with detailed prospecting, mapping and soil geochemistry testing. The cost of the first phase of exploration was $9,500. In his fieldwork summary report to the company Mr. McLeod stated that the MMI soil data results of the GES and the confirmed geological setting are in a number of instances coincident. He feels the results are interesting enough to recommend further exploration work be conducted. Based upon his recommendations we intend to proceed with phase two of our exploration program. The estimated cost of this program is $10,500 and will take approximately 6 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report. We anticipate commencing the second phase of our exploration program in Spring, 2009.

We will require additional funding to proceed with the Phase 3 exploration work on the claim. At this date, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 8. FINANCIAL STATEMENTS

                               GEORGE STEWART, CPA
                     2301 SOUTH JACKSON STREET, SUITE 101-G
                            SEATTLE, WASHINGTON 98144
                        (206) 328-8554 FAX(206) 328-0383


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Red Sun Mining, Inc.

I have audited the accompanying balance sheet of Red Sun Mining, Inc. (An Exploration Stage Company) as of July 31, 2008 and 2007, and the related statement of operations, stockholders' equity and cash flows for the years then ended and from June 28, 2007 (inception), to July 31, 2008. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Red Sun Mining, Inc., (An Exploration Stage Company) as of July 31, 2008 and 2007, and the results of its operations and cash flows for the years then ended and from June 28, 2007 (inception), to July 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note # 6 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is also described in Note # 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ George Stewart, CPA
------------------------------
Seattle, Washington
September 4, 2008

                              Red Sun Mining, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                             As of              As of
                                                                            July 31,           July 31,
                                                                              2008               2007
                                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $ 14,337           $  4,687
                                                                            --------           --------
TOTAL CURRENT ASSETS                                                          14,337              4,687

OTHER ASSETS                                                                      --                 --
                                                                            --------           --------
TOTAL OTHER ASSETS                                                                --                 --
                                                                            --------           --------

      TOTAL ASSETS                                                          $ 14,337           $  4,687
                                                                            ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                  $    275           $    275
  Advances from Officers                                                       1,500                 --
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                      1,775                275

      TOTAL LIABILITIES                                                        1,775                275

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 100,000,000 shares authorized;
   3,000,000 and 2,000,000 shares issued and outstanding
   as of July 31, 2008 and July 31, 2007 respectively                            300                200
  Additional paid-in capital                                                  37,200             12,300
  Deficit accumulated during Development stage                               (24,938)            (8,088)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY                                                    12,562              4,412
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $ 14,337           $  4,687
                                                                            ========           ========


                        See Notes to Financial Statements

                              Red Sun Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                         June 28, 2007
                                                                                          (inception)
                                                 Year Ended           Year Ended            through
                                                  July 31,             July 31,             July 31,
                                                    2008                 2007                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                    16,850                7,813               24,938
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES             (16,850)              (7,813)             (24,938)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $  (16,850)          $   (7,813)          $  (24,938)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.01)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        2,546,448            2,000,000
                                                 ==========           ==========


                        See Notes to Financial Statements

                               Red Sun Mining Inc.
                         (An Exploration Stage Company)
                  Statement of Changes in Stockholders' Equity
              From June 28, 2007 (Inception) through July 31, 2008
--------------------------------------------------------------------------------

                                                                                         Deficit
                                                                                       Accumulated
                                                             Common       Additional     During
                                               Common        Stock         Paid-in     Exploration
                                               Stock         Amount        Capital        Stage          Total
                                               -----         ------        -------        -----          -----
BALANCE, JUNE 28, 2007                              --       $   --       $     --      $     --       $     --

Stock issued for cash on July 11, 2007
 @ $0.00625 per share                        2,000,000          200         12,300                       12,500

Net loss, July 31, 2007                                                                   (8,088)        (8,088)
                                            ----------       ------       --------      --------       --------

BALANCE, JULY 31, 2007                       2,000,000          200         12,300        (8,088)         4,412
                                            ----------       ------       --------      --------       --------

Stock issued for cash on December 14, 2007
 @ $0.025 per share                          1,000,000          100         24,900                       25,000

Net loss, July 31, 2008                                                                  (16,850)       (16,850)
                                            ----------       ------       --------      --------       --------

BALANCE, JULY 31, 2008                       3,000,000       $  300       $ 37,200      $(24,938)      $ 12,562
                                            ==========       ======       ========      ========       ========


                        See Notes to Financial Statements

                              Red Sun Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                        June 28, 2007
                                                                                                         (inception)
                                                                    Year Ended         Year Ended          through
                                                                     July 31,           July 31,           July 31,
                                                                       2008               2007               2008
                                                                     --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $(16,850)          $ (7,813)          $(24,938)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase(Decrease) in Accounts payable and accrued liabilities         --                 --                275
    Increase(Decrease) in Advance from Officers                         1,500                 --              1,500
                                                                     --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         (15,350)            (7,813)            23,163)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --                 --                 --
                                                                     --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                100                200                300
  Additional paid-in capital                                           24,900             12,300             37,200
                                                                     --------           --------           --------
     NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               25,000             12,500             37,500
                                                                     --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                         9,650              4,687             14,337

CASH AT BEGINNING OF YEAR                                               4,687                 --                 --
                                                                     --------           --------           --------

CASH AT END OF YEAR                                                  $ 14,337           $  4,687           $ 14,337
                                                                     ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $     --           $     --           $     --
                                                                     ========           ========           ========

  Income Taxes                                                       $     --           $     --           $     --
                                                                     ========           ========           ========


                        See Notes to Financial Statements

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                             July 31, 2008 and 2007
--------------------------------------------------------------------------------

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

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                             July 31, 2008 and 2007
--------------------------------------------------------------------------------

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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended July 31, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                             July 31, 2008 and 2007
--------------------------------------------------------------------------------

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

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                             July 31, 2008 and 2007
--------------------------------------------------------------------------------

NOTE 6 - GOING CONCERN

Future issuances of the company's equity or debt securities will be required in order for the company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $24,938 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Matthew Taylor has advanced funds to the Company which are interest free, and the balance due Mr. Taylor was $1,500 on July 31, 2008.

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

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                             July 31, 2008 and 2007
--------------------------------------------------------------------------------

On July 11, 2007, the Company issued a total of 2,000,000 shares of common stock to Mr. Taylor, a director of the company, for cash in the amount of $0.00625 per share for a total of $12,500.

On December 14, 2007, the Company issued a total of 1,000,000 shares of common stock to 28 individuals for cash in the amount of $.025 per share for a total of $25,000.

As of July 31, 2008, the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of July 31, 2008:

Common stock, $0.0001 par value: 100,000,000 shares authorized; 3,000,000 shares issued and outstanding.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

CHANGES IN INTERNAL CONTROLS

We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO AND CFO CERTIFICATIONS

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the
Section 302 Certifications for a more complete understanding of the topics presented.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

The names, ages and titles of our executive officers and director are as follows:

Name and Address of Executive
   Officer and/or Director               Age                   Position
   -----------------------               ---                   --------

Matthew Taylor                           29      President, Secretary, Treasurer
200 W Columbine Ave., Suite I-2                  and Director
Santa Ana, CA 92707

Mr. Matthew Taylor is the promoter of Red Sun Mining, Inc., as that term is defined in the rules and regulations promulgated under the Securities and Exchange Act of 1933. Mr. Taylor has no prior business managerial experience, and he has no formal training as a geologist or in the technical or managerial aspects of management of a mineral exploration company. His prior business experiences have primarily been within the legal field and not in the mineral exploration industry. Accordingly, we will have to rely on the technical services of others to advise us on the managerial aspects specifically associated with a mineral exploration company. We do not have any employees who have professional training or experience in the mining industry. We rely on independent geological consultants to make recommendations to us on work programs on our property, to hire appropriately skilled persons on a contract basis to complete work programs and to supervise, review, and report on such programs to us.

TERM OF OFFICE

Our director is appointed to hold office until the next annual meeting of our stockholders or until his successor is elected and qualified, or until he resigns or is removed in accordance with the provisions of the Delaware Revised Statutes. Our officer is appointed by our Board of Directors and holds office until removed by the Board.

SIGNIFICANT EMPLOYEES

We have no significant employees other than our officer and/or director, Mr. Matthew Taylor. Mr. Taylor currently devotes approximately 7 hours per week to company matters. After receiving funding per our business plan Mr. Taylor intends to devote as much time as the Board of Directors deem necessary to manage the affairs of the company.

Mr. Taylor has not been the subject of any order, judgment, or decree of any court of competent jurisdiction, or any regulatory agency permanently or temporarily enjoining, barring, suspending or otherwise limited him or her from acting as an investment advisor, underwriter, broker or dealer in the securities industry, or as an affiliated person, director or employee of an investment company, bank, savings and loan association, or insurance company or from engaging in or continuing any conduct or practice in connection with any such activity or in connection with the purchase or sale of any securities.

Mr. Taylor has not been convicted in any criminal proceeding (excluding traffic violations) nor is he subject of any currently pending criminal proceeding.

We conduct our business through agreements with consultants and arms-length third parties. Currently, we have no formal consulting agreements in place. We have a verbal arrangement with the consulting geologist currently conducting the exploratory work on the Nob Property. We pay the consulting geologist the usual and customary rates received by geologists performing similar consulting services.

RESUMES

MATTHEW TAYLOR serves as President, Secretary and Treasurer of Red Sun Mining, Inc. since June 28, 2007 (inception). From September 2008 to present, Mr. Taylor serves as the lead attorney for Taylor Law Corporation, in Santa Ana, CA, specializing in business and real estate transactions and litigation. From April 2008 to September 2008, Mr. Taylor was employed with Volt Information Sciences, Inc., in Orange, CA, as a Staff Attorney specializing in litigation and corporate matters. From June 2006 to March 2008, Mr. Taylor was employed at The Guerrini Law Firm, in Pasadena, CA as an Associate Attorney specializing in business and real estate litigation. From April 2006 to June 2006, he was employed as a contract attorney conducting litigation discovery at the Law Offices of Michael Sundstedt, in Irvine, CA. From December 2005 to March 2006, Mr. Taylor was employed as a contract attorney at Alan Burton Newman PLC, in Marina Del Ray, CA, and from May 2004 to August 2004, he served as a law clerk to the General Counsel at Arbitech, LLC, in Laguna Beach, CA. From January 2004 to April 2004, Mr. Taylor served as a judicial extern to Honorable James N. Barr, U.S. Bankruptcy Court, Santa Ana, CA. From August 2002 to May 2005, he studied law at Chapman University School of Law, in Orange, CA and received his J.D. in 2005. From October, 2001 through July 2002, Mr. Taylor was employed at JDI Technologies, Inc., in Calabasas, CA. Mr. Taylor graduated with a B.A. in American Literature and Culture from University of California, Los Angeles in 2000.

CODE OF ETHICS

Our board of directors adopted our code of ethical conduct that applies to all of our employees and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions.

We believe the adoption of our Code of Ethical Conduct is consistent with the requirements of the Sarbanes-Oxley Act of 2002.

Our Code of Ethical Conduct is designed to deter wrongdoing and to promote:

     * Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
     * Full, fair, accurate, timely and understandable disclosure in reports and documents that we file or submit to the Securities & Exchange Commission and in other public communications made by us;
     *    Compliance with applicable governmental laws, rules and regulations;
     * The prompt internal reporting to an appropriate person or persons identified in the code of violations of our Code of Ethical Conduct; and
     *    Accountability for adherence to the Code.

ITEM 11. EXECUTIVE COMPENSATION

MANAGEMENT COMPENSATION

Our current director and officer is Matthew Taylor.

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the period from our inception through to July 31, 2008:

                                         Annual Compensation                 Long Term Compensation
                                  ---------------------------------    ---------------------------------
                                                                       Restricted
                                                       Other Annual      Stock     Options/*    LTIP         All Other
Name       Title          Year    Salary($)   Bonus    Compensation     Awarded     SARs (#)  payouts($)   Compensation
----       -----          ----    ---------   -----    ------------     -------     --------  ----------   ------------
Matthew    President,     2008        $0       $0           $0             $0          $0         $0            $0
Taylor     Secretary,     2007        $0       $0           $0             $0          $0         $0            $0
           Treasurer,
           and Director

There are no current employment agreements between the company and its officer/director.

On July 11, 2007, a total of 2,000,000 shares of common stock were issued to Mr. Matthew Taylor in exchange for cash in the amount of $12,500 or $.00625 per share. The terms of this stock issuance was as fair to the company, in the opinion of the board of director, as if it could have been made with an unaffiliated third party.

Mr. Taylor currently devotes approximately 7 hours per week to manage the affairs of the company. He has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

There are no annuity, pension or retirement benefits proposed to be paid to the officer or director or employees in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the company or any of its subsidiaries, if any.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of July 31, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

                                                                     Amount and Nature         Percentage of
                                                                       of Beneficial              Common
Title of Class           Name and Address of Beneficial Owner            Ownership               Stock (1)
--------------           ------------------------------------            ---------               ---------
Common Stock             Matthew Taylor, Director                        2,000,000                 66.6%
                         200 W Columbine Ave., Suite I-2                   Direct
                         Santa Ana, CA 92707

Common Stock             Officer and/or director as a Group              2,000,000                 66.6%

HOLDERS OF MORE THAN 5% OF OUR COMMON STOCK

Common Stock             Matthew Taylor, Director                        2,000,000                 66.6%
                         200 W Columbine Ave., Suite I-2                   Direct
                         Santa Ana, CA 92707

----------
(1) A beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person's actual ownership or voting power with respect to the number of shares of common stock actually outstanding on July 31, 2008. As of July 31, 2008, there were 3,000,000 shares of our common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mr. Taylor will not be paid for any underwriting services that he performs on our behalf with respect to this offering. He will also not receive any interest on any funds that he may advance to us for expenses incurred prior to the offering being closed. Any funds loaned will be repaid from the proceeds of the offering.

On July 11, 2007, a total of 2,000,000 shares of Common Stock was issued to Mr. Taylor in exchange for $12,500, or $.0.00625 per share. All of such shares are "restricted" securities, as that term is defined by the Securities act of 1933, as amended, and are held by a director of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the year ended July 31, 2008, the total fees charged to the company for audit services were $3,100, for audit-related services including quarterly reviews were $4,500, for tax services were $Nil and for other services were $Nil.

For the year ended July 31, 2007, there were no fees charged to the company for audit services, audit-related services, tax services or other services.

                                     PART IV

ITEM 15. EXHIBITS

The following exhibits are included with this filing:

     Exhibit
     Number                             Description
     ------                             -----------

        3(i)          Articles of Incorporation
        3(ii)         Bylaws
       31.1           Sec. 302 Certification of Chief Executive Officer
       31.2           Sec. 302 Certification of Chief Financial Officer
       32.1           Sec. 906 Certification of Chief Executive Officer
       32.2           Sec. 906 Certification of Chief Financial Officer

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

October 14, 2008
                                   RED SUN MINING, INC.


                                   By: /s/ Matthew Taylor
                                       -----------------------------------------
                                       MATTHEW TAYLOR
                                       President, Secretary, Treasurer
                                       Chief Executive Officer, Chief Financial
                                       Officer, Principal Accounting Officer and
                                       and Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

     Signature                         Title                           Date
     ---------                         -----                           ----


/s/ Matthew Taylor            President and Director,           October 14, 2008
--------------------------    Chief Executive Officer, Chief
MATTHEW TAYLOR                Financial Officer, Principal
                              Accounting Officer