Form 10-Q
period 2008-10-31
Red Sun Mining, Inc.
filed 2008-12-15
CIK 1408950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2008

                        Commission File Number 333-145898


                              RED SUN MINING, INC.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                       200 W. Columbine Avenue, Suite I-2
                               Santa Ana, CA 92707
          (Address of principal executive offices, including zip code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of October 31, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended October 31, 2008, prepared by the company, immediately follow.

                              Red Sun Mining, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                             As of              As of
                                                                           October 31,         July 31,
                                                                              2008               2007
                                                                            --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                      $  5,337           $ 14,337
                                                                            --------           --------
TOTAL CURRENT ASSETS                                                           5,337             14,337

OTHER ASSETS                                                                      --                 --
                                                                            --------           --------
TOTAL OTHER ASSETS                                                                --                 --
                                                                            --------           --------

      TOTAL ASSETS                                                          $  5,337           $ 14,337
                                                                            ========           ========

                  LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                                  $    637           $    275
  Advances from Officers                                                       1,500              1,500
                                                                            --------           --------
TOTAL CURRENT LIABILITIES                                                      2,137              1,775

      TOTAL LIABILITIES                                                        2,137              1,775

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock, ($0.0001 par value, 100,000,000 shares authorized;
   3,000,000 and 2,000,000 shares issued and outstanding
   as of October 31, 2008 and October 31, 2007 respectively                      300                300
  Additional paid-in capital                                                  37,200             37,200
  Deficit accumulated during Development stage                               (34,300)           (24,938)
                                                                            --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                           3,200             12,562
                                                                            --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                    $  5,337           $ 14,337
                                                                            ========           ========


                        See Notes to Financial Statements

                              Red Sun Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                          June 28, 2007
                                                Three Months         Three Months          (inception)
                                                   Ended                Ended               through
                                                 October 31,          October 31,          October 31,
                                                    2008                 2007                 2008
                                                 ----------           ----------           ----------
REVENUES
  Revenues                                       $       --           $       --           $       --
                                                 ----------           ----------           ----------
TOTAL REVENUES                                           --                   --                   --

GENERAL & ADMINISTRATIVE EXPENSES                     9,362                5,205               34,300
                                                 ----------           ----------           ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES              (9,362)              (5,205)             (34,300)
                                                 ----------           ----------           ----------

NET INCOME (LOSS)                                $   (9,362)          $   (5,205)          $  (34,300)
                                                 ==========           ==========           ==========

BASIC EARNINGS PER SHARE                         $    (0.00)          $    (0.00)
                                                 ==========           ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                        3,000,000            2,000,000
                                                 ==========           ==========


                        See Notes to Financial Statements

                              Red Sun Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         June 28, 2007
                                                                   Three Months       Three Months        (inception)
                                                                      Ended              Ended             through
                                                                    October 31,        October 31,        October 31,
                                                                       2008               2007               2008
                                                                     --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                  $ (9,362)          $ (5,205)          $(34,300)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase(Decrease) in Accounts payable and accrued liabilities        362                 --                637
    Increase(Decrease) in Advance from Officers                            --              1,500              1,500
                                                                     --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (9,000)            (3,705)           (32,163)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES              --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                 --                 --                300
  Additional paid-in capital                                               --                 --             37,200
                                                                     --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              --                 --             37,500
                                                                     --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                        (9,000)            (3,705)             5,337

CASH AT BEGINNING OF PERIOD                                            14,337              4,687                 --
                                                                     --------           --------           --------

CASH AT END OF PERIOD                                                $  5,337           $    982           $  5,337
                                                                     ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                           $     --           $     --           $     --
                                                                     ========           ========           ========

  Income Taxes                                                       $     --           $     --           $     --
                                                                     ========           ========           ========


                        See Notes to Financial Statements

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

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

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended October 31, 2008 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

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

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

NOTE 6 - GOING CONCERN

Future issuances of the company's equity or debt securities will be required in order for the company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 34,300 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Matthew Taylor, President of the Company, was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's SB-2 offering which closed on December 14, 2007. Mr. Taylor has advanced funds to the Company which are interest free, and the balance due Mr. Taylor was $1,500 on October 31, 2008.

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

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                October 31, 2008
--------------------------------------------------------------------------------

On July 11, 2007, the Company issued a total of 2,000,000 shares of common stock to Mr. Taylor, a director of the company, for cash in the amount of $0.00625 per share for a total of $12,500.

On December 14, 2007, the Company issued a total of 1,000,000 shares of common stock to 28 individuals for cash in the amount of $.025 per share for a total of $25,000.

As of October 31, 2008, the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of October 31, 2008:

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

PLAN OF OPERATION

We have completed phase one of our exploration program. Our plan of operation for the twelve months following the date of this report is to review the geologist's recommendations and if we determine it is in the best interests of the company complete phase two of the exploration program on our claims consisting of detailed prospecting, mapping, soil geochemistry, and magnetometer and VLF electromagnetic surveys. In addition to the $10,500 we anticipate spending for the second phase of the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees, including fees payable in connection with complying with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $15,000. If we experience a shortage of funds our director has agreed to loan the company funds to complete the first two phases of the exploration program, however he has no legal obligation to do so and the agreement is not in writing.

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

James McLeod, the professional geologist who prepared the geology report on the Nob 1-4 mining claims, has completed Phase 1 of the exploration program on the Nob Property with detailed prospecting, mapping and soil geochemistry testing. The cost of the first phase of exploration was $9,500. In his fieldwork summary report to the company Mr. McLeod stated that the MMI soil data results of the GES and the confirmed geological setting are in a number of instances coincident. He feels the results are interesting enough to recommend further exploration work be conducted. Management is currently reviewing the geologist's recommendations to determine whether to proceed with phase two of our exploration program. The estimated cost of this program is $10,500 and will take approximately 6 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report. If we decide to proceed we anticipate commencing the second phase of our exploration program in Spring, 2009.

We will require additional funding or loans from our director to proceed with further exploration. At this date, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any further work.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $9,362 and $5,205 for the three months ended October 31, 2008 and 2007, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through October 31, 2008 was $34,300.
Cash provided by financing activities for the period from inception (June 28, 2007) through October 31, 2008 was $37,500 consisting of $12,500 from the sale of 2,000,000 shares of common stock to a director of the company for $0.00625 per share and $25,000 from the sale of 1,000,000 share of common stock pursuant to our SB-2 offering. As of October 31, 2008, we had $2,137 in outstanding current liabilities, $637 in accounts payable and $1,500 owed to the officer and director of the company, for which there is no specific terms of repayment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $5,337. In order to achieve our exploration program goals, we were required to complete our offering of registered shares pursuant to our SB-2 Registration Statement filed with the SEC under file number 333-145898 which became effective on October 19, 2007. We completed the offering on December 14, 2007 for proceeds of $25,000. We are an exploration stage company and have generated no revenue to date. We will require additional funding or loans from our director to proceed with further exploration.

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

December 11, 2008               Red Sun Mining, Inc., Registrant


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

December 11, 2008               Red Sun Mining, Inc., Registrant


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