Form 10-Q
period 2009-01-31
Red Sun Mining, Inc.
filed 2009-03-06
CIK 1408950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of February 9, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended January 31, 2009, prepared by the company, immediately follow.

                              Red Sun Mining, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                  January 31,         July 31,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $  2,603           $ 14,337
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                  2,603             14,337

OTHER ASSETS                                                             --                 --
                                                                   --------           --------

TOTAL OTHER ASSETS                                                       --                 --
                                                                   --------           --------

      TOTAL ASSETS                                                 $  2,603           $ 14,337
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $    275           $    275
  Advances from Officers                                              1,500              1,500
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             1,775              1,775

      TOTAL LIABILITIES                                               1,775              1,775

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of January 31, 2009 and July 31, 2008                             300                300
  Additional paid-in capital                                         37,200             37,200
  Deficit accumulated during Development stage                      (36,672)           (24,938)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                              828             12,562
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $  2,603           $ 14,337
                                                                   ========           ========


                        See Notes to Financial Statements

                              Red Sun Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                             June 28, 2007
                                          Three Months      Six Months      Three Months      Six Months      (inception)
                                             Ended            Ended            Ended            Ended          through
                                           January 31,      January 31,      January 31,      January 31,     January 31,
                                              2009             2009             2008             2008            2009
                                           ----------       ----------       ----------       ----------      ----------
REVENUES
  Revenues                                 $       --       $       --       $       --       $       --      $       --
                                           ----------       ----------       ----------       ----------      ----------
TOTAL REVENUES                                     --               --               --               --              --

GENERAL & ADMINISTRATIVE EXPENSES               2,372           11,734            2,650            7,855          36,672
                                           ----------       ----------       ----------       ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES        (2,372)         (11,734)          (2,650)          (7,855)        (36,672)
                                           ----------       ----------       ----------       ----------      ----------

NET INCOME (LOSS)                          $   (2,372)      $  (11,734)      $   (2,650)      $   (7,855)     $  (36,672)
                                           ==========       ==========       ==========       ==========      ==========

BASIC EARNINGS PER SHARE                   $    (0.00)      $    (0.00)      $    (0.00)      $    (0.00)
                                           ==========       ==========       ==========       ==========
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                  3,000,000        3,000,000        3,000,000        3,000,000
                                           ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                              Red Sun Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                          June 28, 2007
                                                                     Six Months         Six Months         (inception)
                                                                       Ended              Ended             through
                                                                     January 31,        January 31,        January 31,
                                                                        2009               2008               2009
                                                                      --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $(11,734)          $ (7,855)          $(36,672)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase(Decrease) in Accounts payable and accrued liabilities          --                 --                275
    Increase(Decrease) in Advance from Officers                             --              1,500              1,500
                                                                      --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (11,734)            (6,355)           (34,897)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                  --                100                300
  Additional paid-in capital                                                --             24,900             37,200
                                                                      --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               --             25,000             37,500
                                                                      --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                        (11,734)            18,645              2,603

CASH AT BEGINNING OF PERIOD                                             14,337              4,687                 --
                                                                      --------           --------           --------

CASH AT END OF PERIOD                                                 $  2,603           $ 23,332           $  2,603
                                                                      ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                            $     --           $     --           $     --
                                                                      ========           ========           ========

  Income Taxes                                                        $     --           $     --           $     --
                                                                      ========           ========           ========

                        See Notes to Financial Statements

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

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

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended January 31, 2009 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

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

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

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

Matthew Taylor, President of the Company, was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's SB-2 offering which closed on December 14, 2007. Mr. Taylor has advanced funds to the Company which are interest free, and the balance due Mr. Taylor was $1,500 on January 31, 2009.

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

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                January 31, 2009
--------------------------------------------------------------------------------

On July 11, 2007, the Company issued a total of 2,000,000 shares of common stock to Mr. Taylor, a director of the company, for cash in the amount of $0.00625 per share for a total of $12,500.

On December 14, 2007, the Company issued a total of 1,000,000 shares of common stock to 28 individuals for cash in the amount of $.025 per share for a total of $25,000.

As of January 31, 2009, the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of January 31, 2009:

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

Phase 1     Detailed Prospecting, mapping and                $ 9,500 (completed)
            soil geochemistry

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

We incurred operating expenses of $2,372 and $2,650 for the three months ended January 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through January 31, 2009 was $36,672.
Cash provided by financing activities for the period from inception (June 28, 2007) through January 31, 2009 was $37,500 consisting of $12,500 from the sale of 2,000,000 shares of common stock to a director of the company for $0.00625 per share and $25,000 from the sale of 1,000,000 share of common stock pursuant to our SB-2 offering. As of January 31, 2009, we had $1,775 in outstanding current liabilities, $275 in accounts payable and $1,500 owed to the officer and director of the company, for which there is no specific terms of repayment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $2,603. We are an exploration stage company and have generated no revenue to date. We will require additional funding or loans from our director to proceed with further exploration.

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

March 3, 2009                   Red Sun Mining, Inc., Registrant


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

March 3, 2009                   Red Sun Mining, Inc., Registrant


                                By: /s/ Matthew Taylor
                                   ---------------------------------------------
                                   Matthew Taylor, President, Secretary and
                                   Treasurer, Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)