Form 10-Q
period 2009-04-30
Red Sun Mining, Inc.
filed 2009-06-09
CIK 1408950

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED April 30, 2009

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of June 8, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended April 30, 2009, prepared by the company, immediately follow.

                              Red Sun Mining, Inc.
                         (An Exploration Stage Company)
                                 Balance Sheet
--------------------------------------------------------------------------------

                                                                    As of              As of
                                                                   April 30,          July 31,
                                                                     2009               2008
                                                                   --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                             $    436           $ 14,337
                                                                   --------           --------
TOTAL CURRENT ASSETS                                                    436             14,337

OTHER ASSETS                                                             --                 --
                                                                   --------           --------
TOTAL OTHER ASSETS                                                       --                 --
                                                                   --------           --------

      TOTAL ASSETS                                                 $    436           $ 14,337
                                                                   ========           ========

                       LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                         $    275           $    275
  Advances from Officers                                              1,500              1,500
                                                                   --------           --------
TOTAL CURRENT LIABILITIES                                             1,775              1,775

      TOTAL LIABILITIES                                               1,775              1,775

STOCKHOLDERS' EQUITY
  Common stock, ($0.0001 par value, 100,000,000 shares
   authorized; 3,000,000 shares issued and outstanding
   as of April 30, 2009 and July 31, 2008                               300                300
  Additional paid-in capital                                         37,200             37,200
  Deficit accumulated during Development stage                      (38,839)           (24,938)
                                                                   --------           --------
TOTAL STOCKHOLDERS' EQUITY                                           (1,339)            12,562
                                                                   --------           --------

      TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                     $    436           $ 14,337
                                                                   ========           ========


                        See Notes to Financial Statements

                              Red Sun Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Operations
--------------------------------------------------------------------------------

                                                                                                           June 28, 2007
                                           Three Months     Nine Months     Three Months     Nine Months    (inception)
                                              Ended           Ended            Ended           Ended          through
                                             April 30,       April 30,        April 30,       April 30,       April 30,
                                               2009            2009             2008            2008            2009
                                            ----------      ----------       ----------      ----------      ----------
REVENUES
  Revenues                                  $       --      $       --       $       --      $       --      $       --
                                            ----------      ----------       ----------      ----------      ----------
TOTAL REVENUES                                      --              --               --              --              --

GENERAL & ADMINISTRATIVE EXPENSES                2,167          13,901            2,020           9,875          38,839
                                            ----------      ----------       ----------      ----------      ----------
TOTAL GENERAL & ADMINISTRATIVE EXPENSES         (2,167)        (13,901)          (2,020)         (9,875)        (38,839)
                                            ----------      ----------       ----------      ----------      ----------

NET INCOME (LOSS)                           $   (2,167)     $  (13,901)      $   (2,020)     $   (9,875)     $  (38,839)
                                            ==========      ==========       ==========      ==========      ==========

BASIC EARNINGS PER SHARE                    $    (0.00)     $    (0.00)      $    (0.00)     $    (0.00)
                                            ==========      ==========       ==========      ==========

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING                   3,000,000       3,000,000        3,000,000       3,000,000
                                            ==========      ==========       ==========      ==========


                        See Notes to Financial Statements

                              Red Sun Mining, Inc.
                         (An Exploration Stage Company)
                             Statement of Cash Flows
--------------------------------------------------------------------------------

                                                                                                         June 28, 2007
                                                                     Nine Months        Nine Months       (inception)
                                                                       Ended              Ended             through
                                                                      April 30,          April 30,          April 30,
                                                                        2009               2008               2009
                                                                      --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $(13,901)          $ (9,875)          $(38,839)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:

  Changes in operating assets and liabilities:
    Increase(Decrease) in Accounts payable and accrued liabilities          --                 --                275
    Increase(Decrease) in Advance from Officers                             --              1,500              1,500
                                                                      --------           --------           --------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES          (13,901)            (8,375)           (37,064)

CASH FLOWS FROM INVESTING ACTIVITIES

          NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES               --                 --                 --

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                                  --                100                300
  Additional paid-in capital                                                --             24,900             37,200
                                                                      --------           --------           --------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES               --             25,000             37,500
                                                                      --------           --------           --------

NET INCREASE (DECREASE) IN CASH                                        (13,901)            16,625                436

CASH AT BEGINNING OF PERIOD                                             14,337              4,687                 --
                                                                      --------           --------           --------

CASH AT END OF PERIOD                                                 $    436           $ 21,312           $    436
                                                                      ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest                                                            $     --           $     --           $     --
                                                                      ========           ========           ========

  Income Taxes                                                        $     --           $     --           $     --
                                                                      ========           ========           ========


                        See Notes to Financial Statements

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

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

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

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

NOTE 3 - PROVISION FOR INCOME TAXES

The provision for income taxes for the period ended April 30, 2009 represents the minimum state income tax expense of the Company, which is not considered significant.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

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

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

NOTE 6 - GOING CONCERN

Future issuances of the company's equity or debt securities will be required in order for the company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $ 38,839 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

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

Matthew Taylor, President of the Company, was not paid for any underwriting services that he performed on behalf of the Company with respect to the Company's SB-2 offering which closed on December 14, 2007. Mr. Taylor has advanced funds to the Company which are interest free, and the balance due Mr. Taylor was $1,500 on April 30, 2009.

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

                              Red Sun Mining, Inc.
                          (An Explortion Stage Company)
                          Notes to Financial Statements
                                 April 30, 2009
--------------------------------------------------------------------------------

On July 11, 2007, the Company issued a total of 2,000,000 shares of common stock to Mr. Taylor, a director of the company, for cash in the amount of $0.00625 per share for a total of $12,500.

On December 14, 2007, the Company issued a total of 1,000,000 shares of common stock to 28 individuals for cash in the amount of $.025 per share for a total of $25,000.

As of April 30, 2009, the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of April 30, 2009:

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

PLAN OF OPERATION

We have completed phase one of our exploration program. Our plan of operation for the twelve months following the date of this report is to review the geologist's recommendations and if we determine it is in the best interests of the company complete phase two of the exploration program on our claims consisting of detailed prospecting, mapping, soil geochemistry, and magnetometer and VLF electromagnetic surveys, if we are able to raise the necessary funding. In addition to the $10,500 we anticipate spending for the second phase of the exploration program as outlined below, we anticipate spending an additional $5,000 on professional fees, including fees payable in connection with complying with reporting obligations and general administrative costs. Total expenditures over the next 12 months are therefore expected to be approximately $15,000, if we decide to proceed with phase 2. If we experience a shortage of funds our director has agreed to loan the company funds for operating expenses, however he has no legal obligation to do so and the agreement is not in writing.

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

James McLeod, the professional geologist who prepared the geology report on the Nob 1-4 mining claims, has completed Phase 1 of the exploration program on the Nob Property with detailed prospecting, mapping and soil geochemistry testing. The cost of the first phase of exploration was $9,500. In his fieldwork summary report to the company Mr. McLeod stated that the MMI soil data results of the GES and the confirmed geological setting are in a number of instances coincident. Management is currently reviewing the geologist's recommendations to determine whether to proceed with phase two of our exploration program. The estimated cost of this program is $10,500 and will take approximately 6 days to complete and an additional one to two months for the consulting geologist to receive the results from the assay lab and prepare his report. If we decide to proceed we anticipate commencing the second phase of our exploration program in Fall, 2009.

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

We incurred operating expenses of $2,167 and $2,020 for the three months ended April 30, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through April 30, 2009 was $38,839.

Cash provided by financing activities for the period from inception (June 28, 2007) through April 30, 2009 was $37,500 consisting of $12,500 from the sale of 2,000,000 shares of common stock to a director of the company for $0.00625 per share and $25,000 from the sale of 1,000,000 share of common stock pursuant to our SB-2 offering. As of April 30, 2009, we had $1,775 in outstanding current liabilities, $275 in accounts payable and $1,500 owed to the officer and director of the company, for which there is no specific terms of repayment.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated in the near future.

LIQUIDITY AND CAPITAL RESOURCES

Our current cash balance is $436. We are an exploration stage company and have generated no revenue to date. We will require additional funding or loans from our director for our future operating expenses.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Management maintains "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in Red Sun Mining's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of April 30, 2009.

Based on that evaluation, management concluded, as of the end of the period covered by this report, that Red Sun Mining's disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

As of the end of the period covered by this report, there have been no changes in Red Sun Mining's internal controls over financial reporting during the quarter ended April 30, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting subsequent to the date of management's last evaluation.

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

June 8, 2009                   Red Sun Mining, Inc., Registrant


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

June 8, 2009                   Red Sun Mining, Inc., Registrant


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