Form 10-KT
period 2009-07-31
Zurvita Holdings, Inc.
filed 2009-11-12
CIK 1408950

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☐  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the seven months ended July 31, 2009

☒ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from January 1, 2009 to July 31, 2009

COMMISSION FILE NUMBER 0-27889

ZURVITA HOLDINGS, INC.
(Exact Name of registrant as specified in its charter)

Delaware	333-145898	26-0531863
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

800 Gessner
Houston, Texas 77024
(Address of principal executive offices and Zip Code)

713-464-5002
(Registrant’s telephone number, including area code)

Not Applicable
(Former name or former address since last report)

Securities Registered Under Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.0001 per share.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of the last day of the registrants’ most recently completed second fiscal quarter was $0.00.  No market value has been computed based upon the fact that no active trading market had been established.

The number of shares outstanding of each of the issuer’s classes of common stock as of October 19, 2009:  56,440,000 shares of common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ZURVITA HOLDINGS, INC.

FORM 10-K
For the Seven Months Ended July 31, 2009

i

PART I

Forward-Looking Statements

This Transition Report on Form 10-K may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Generally,  words such as “may,” “will,” “should,” “could,” “would,”  “anticipate,” “expect,” “anticipate,” “believe,” “goal,” “plan,” “intend,” “estimate” “continue” or the negative of or other variation on these and similar other expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-K and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, our future performance and operating results, our future operating plans, our liquidity and capital resources and our legal proceedings.We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements are based on current expectations and involve risks and uncertainties and our future results could differ significantly from those expressed or implied by our forward-looking statements.   Many factors, including those listed in “Item 1A. - Risk Factors” below, could cause our actual consolidated results to differ materially from those expressed in any of our forward-looking statements.

ITEM 1. DESCRIPTION OF BUSINESS

Overview

As used in this transition report and unless otherwise indicated, “Red Sun” refers to Red Sun Mining, Inc. and “Zurvita” refers to Zurvita, Inc., prior to the consummation of the Share Exchange, the Repurchase, and the Private Placement, as those terms are hereinafter defined. The terms “we,” “us,” our”, and the “Company” refers to Zurvita Holdings, Inc “Zurvita Holdings” which includes all wholly-owned subsidiaries.

Business History

Red Sun was incorporated in the State of Delaware on June 28, 2007, as a development stage company to engage in the acquisition and exploration of mineral properties.  Red Sun was a shell company.

Zurvita was incorporated in the State of Delaware on January 25, 2008.   Prior to the consummation of a Share Exchange agreement, Zurvita was a wholly-owned subsidiary of The Amacore Group, Inc. (“Amacore”)

On July 30, 2009 (the “Closing Date”), Red Sun entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Zurvita and the holders of all of the issued and outstanding securities of Zurvita prior to the Closing Date (the “Zurvita Securities Holders”), pursuant to which, among other things, the Zurvita Securities Holders contributed all of their securities of Zurvita to Red Sun in exchange for Red Sun’s issuance of 9.3 million shares of common stock of Red Sun (the “Share Exchange”).

Prior to the consummation of the Share Exchange, Matthew Taylor was Red Sun’s President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer and sole Director.  Mr. Taylor owned 66.7 percent of its issued and outstanding securities.

Pursuant to the terms of the repurchase agreement (the “Repurchase Agreement”), Red Sun repurchased all of Mr. Taylor’s shares of common stock for a total repurchase price of $210 thousand. Immediately after the repurchase of these shares: (1) the former shareholders of Zurvita received shares of common stock of Red Sun in exchange for all of their shares of Zurvita, (2) Mr. Taylor appointed the following individuals as directors and officers of the Company: Jay Shafer, Chief Executive Officer and Director; Jason Post, Chief Financial Officer; Richard Diamond, Director; Paul Morrison, Director; Christopher D. Phillips, Director; and Guy Norberg, Director and (3) Mr. Taylor resigned from his Red Sun officer positions and from the Red Sun board of directors.

Concurrent with the closing of the Share Exchange Transaction, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor and closed a private placement offering pursuant to which it raised gross proceeds of $1.75 million and, among other things, issued and sold convertible preferred stock (the “Preferred Stock”) convertible into shares of the Company’s common stock (“Conversion Shares”) at an initial conversion price of $0.0625, subject to adjustment (the “Private Placement”).  The Company completed the Private Placement pursuant to which it raised gross proceeds of $1.75 million.

As a result of the Share Exchange Transaction and the consummation of the transactions pursuant to the Repurchase Agreement,  Red Sun experienced a change in control and ceased to be a shell company. Zurvita became the Company’s wholly-owned subsidiary and the former shareholders of Zurvita became the owners of approximately 66 percent of the Company’s issued and outstanding shares of common stock and 44 percent of the voting rights of total equity securities outstanding (after giving effect to subsequent issuances of common stock).  The combined entity elected to change its name from Red Sun Mining, Inc. to Zurvita Holdings, Inc. while maintaining Red Sun’s status as a SEC registrant and we are continuing the business plan of Zurvita only.

Business Strategy

The Zurvita Holdings business strategy embraces the strength of direct sells exemplified through the network marketing channel.  The business strategy is designed to create a marketing and sales force by compensating independent business owners (“Consultants”) of company products and services not only for sales they personally generate, but also for the sales of other Consultants who they introduced to the business, creating a sales organization of Consultants and a hierarchy of multiple levels of compensation.  The products and services and business opportunity are usually marketed directly to consumers and potential business partners by means of relationship referrals and word of mouth marketing.

Consultants become associated with the Company in an independent contractor relationship and receive remuneration for selling products and services and for expanding their network of people doing the same by promoting the Zurvita Holdings business opportunity.

Strategically, the Zurvita Holdings business opportunity is built on service and technology platforms whereby Consultants market products at many levels.  The business opportunity is to create a Consultant sales organization that in turn sponsors other motivated consultants.  At the core of this business opportunity is the Company’s vision to create a business model where each representative has an opportunity to make a living on a full-time basis and to obtain long-term financial security through means of marketing products that have demand in the market place that create long-term residual income.

Zurvita Holdings is positioned to market and sell products and services currently in high demand in the marketplace.  Additionally, Zurvita Holdings sells products and services through nationally recognized companies that offer membership and/or subscription programs or services at competitive prices.

Zurvita Holdings has developed processes to dramatically increase performance success:

Focus on Lead Generation

Concurrent with the closing of the Share Exchange, Zurvita Holdings entered into an Advertising and Marketing Agreement with OmniReliant Holdings, Inc., (“OmniReliant”), pursuant to which Zurvita Holdings agreed to provide placement of advertising for OmniReliant on its website and OmniReliant agreed to provide the Company with certain marketing services.  The marketing services to be provided by OmniReliant include the production of infomercials, video production services, management of call centers, buying and fulfillment services.  In consideration for such services, OmniReliant received an aggregate of 15.2 million shares of the Company’s common stock.

Strengthen Brand Recognition

National and regional marketing efforts are administrated to support corporate and “personal” branding initiatives.  Inherent to the network marketing industry is the axiom that people don’t follow products or features, but rather the people with whom they are building relationally.  Zurvita Holdings not only invest resources promoting the corporate brand, but has developed a technological platform allowing Consultants to build web based personal branded sites enhancing their position as affiliate marketers of Zurvita Holdings programs and services.

Increase Product and Service Offerings

Zurvita Holdings continues to explore the marketplace for new products and services anticipated by consumers. The network marketing industry mandates a state of continuous improvement by offering its Consultants and members products and services that offer time, value and conveniences at cost competitive prices.

Marketing

Zurvita Holdings marketing strategies open new, innovative marketing and sales avenues for Consultants to build income through expansion of their sales organization and the residual benefits offered through the sale of product and services.  The marketing strategy features unique components beyond the traditional approach indicative of most network marketing companies.

Media

The agreement with OmniReliant brings strength and uniqueness to Zurvita Holdings’ overall marketing strategy.  The synergistic relationship brings the strength of television production and national media placement to drive prospects to the Zurvita Holdings business opportunity and to fuel interest in Zurvita Holdings programs that are distributed as leads to thousands of Consultants.  OmniReliant offers a host of products that create additional product options for Zurvita Holdings

Technology

Zurvita Holdings recognizes the Internet is a powerful platform for the network marketer.  The highly social aspect of the Internet lends itself as a natural marketing vehicle and opens new population of prospects continuously.  Zurvita Holdings offers Consultants robust “back” office support complimented with sales and marketing tools.

Training and Support

The success of an external marketing program is only as affective as the internal marketing strategies to keep Consultants informed and engaged.  Zurvita Holdings is committed to a variety of communication initiatives that promote leadership and business effectiveness.  Weekly telephone/webinar meetings as well as informational seminars create opportunities to develop leaders and to promote the business opportunity.  Two national conferences and regional events further support Zurvita Holding’s training and development efforts of its national sales force.

Products and Services

Our products consist of membership products and services and non-membership products and services. Our products are sold directly to consumers through our network of independent Consultants.

Our principal products include the following:

Product	Description	Key Features
Zurvita Protection	Services that protects members against common legal issues and security concerns.	Program offers legal assistance, tax preparation & counseling, distressed financial assistance, identity theft recovery services, credit repair services, roadside assistance and life event counseling.
Zurvita Health	A discount medical program that combines benefits and services to help mitigate the cost of everyday healthcare needs.
Program creates access to convenient and affordable discount medical programs. Services include access to a national network of board certified physicians providing telephone consultations to diagnose, recommend treatment and write short term non- narcotic prescriptions. Members further experience discounted medical services through network providers in vision, hearing, pharmacy, diagnostic, imaging and lab benefits.

Zurvita Tech	A membership plan that provides member discounted rates on computer and technology support needs.	Program includes discounted prices on 24/7 remote technical support; nationwide onsite technical support and remote data backup and access.
Zurvita Care Saver	A membership program offering members cell phone concierge service and various retail shopping, dining, travel and recreational discounts.	Program that includes restaurants, movie theatres, local retailers, daily services, personal care and pet care providers.
Zurvita Choice	The deregulation of electric and natural gas industries in certain states gives consumers the option to choose where they may purchase their energy.
Program offers utility services (electric & natural gas where available) in Texas, Georgia, New York, Ohio, Indiana and Michigan. Service provider is MXenergy who is the largest independent retail provider in North American and is available in 39 markets. Members can lock in annual rates and effectively eliminate the volatile prices that makes managing energy expenses difficult.

ZurTel	ZurTel offers its customers several products and services in the ever expanding telecommunications industry.
Program offers Voice over Internet Protocol as one of the most rapidly growing segments within the telecommunications industry. Additionally, Virtual Office services are designed to meet even the most demanding communications needs. ZurTel offers members access to all the major wireless companies for cellular service.

Zurvita Mobile	Zurvita gives customer choices and the ability to choose from all the major carriers for cellular service.
Zurvita Mobile, through association with our fulfillment partner, is a fully authorized dealer for all the major carriers including AT&T Alltel Wireless, Sprint-Nextel, T-Mobile and Verizon Wireless. Members have the flexibility to choose cell phones and providers from one convenient online location.

LocalAdlink, Powered by Zurvita	Online Search directory that actively pushes Ads to an internal local advertising network as well as popular 3rd party search engines.
Premiere placement on national search directory LocalAdLink.com. Organic results on high traffic websites. Strategic placement on internal Ad network. 3rd party placement on popular search engines; Google, Ask, Bing, Yahoo. A low cost leader in Online Advertising.

Employees

As of July 31, 2009, Zurvita Holdings had 10 full-time employees.

Customers

Our customers mainly consist of individual consumers who purchase our products and services through our network of independent marketing representatives.  We also generate revenue as our independent distributors pay the Company a fee to become marketing representatives and in turn are provided access to various marketing tools and materials..

Competition

The Company competes in the highly competitive direct-to-consumer industry which consists of many different companies ranging from the small sole proprietors to large multi-national domestic and foreign corporations who sell competing products or who are competing for our membership’s consumer spending dollars.  We expect our competition to continually change with the advent of new products and services that compete for our current membership’s consumer spending dollars or diminish the perceived value of our products and services. There are many competitors who are more established than we are and have greater financial and non-financial resources than we do.

Government Regulation

We are subject to federal, state and local laws, regulations, guidelines and determinations, common laws, codes of conduct and other similar parameters that directly and indirectly impact our business and methods of operation.

State Discount Health Program Regulation    Many states have enacted legislation concerning the operation and marketing of discount health programs.  With respect to scope, some state health program regulations apply to discounts on all health care products, while other states’ regulations apply only to certain types of discount programs or services.  For example, some regulations apply only to prescription discounts.  In addition, some states require licensing and registration of entities that provide discount health programs.  Additional states are expected to enact such regulations in the future.  States with such regulations currently in place may amend existing regulations or enact new regulations which may severely restrict or prohibit the sale of our products.  The Company monitors developments or changes in the regulations in the states in which we operate or plan to operate to allow compliance with the laws and regulations within those states.  We may decide not to sell our products in states with regulations we believe to be too burdensome or where compliance is too costly.  In addition, such regulations may limit the products and programs we may market and sell and the manner in which we market and sell our products and programs.

The discount programs we market are not insurance products and do not subject us to insurance regulations.  However, some states have regulations that are specific to discount plans as discussed above.  We may also receive inquires from insurance regulators in various states in which we operate requesting that we supply them with information about our programs.  To date, these agencies have concurred with our view that our health programs are not a form of insurance.  We can provide no assurance that insurance commissioners in such states will continue to concur with our view that our products are not a form of insurance and therefore are not subject to insurance regulations.  In the future, states may adopt regulations or enact legislation pursuant to which our programs may be deemed a form of insurance, in which case we may become subject to insurance regulations in such states.  Legislation has been introduced from time to time in the U.S. Congress that could result in the federal government assuming a more direct role in regulating insurance companies.  Compliance with such regulations and laws may be costly and difficult.  Such regulations may also preclude us from marketing some or all of our products and programs.

Additional governmental regulation or future interpretation of existing regulations may increase the cost of compliance or materially and adversely affect the insurance and/or non-insurance products and services offered by us and, as a result, our results of operations.

Telemarketing Regulations - Our call center seats and relationships are, or may become, subject to federal and state “do not call” laws and requirements.  Generally, under these regulations, we are prohibited from calling any consumer whose telephone number is listed in the national “do not call” registry, subject to certain exceptions.  Violation of these regulations may result in fines of up to $11,000 per violation, plus other penalties.

Product Claims and Advertising Regulations - The Federal Trade Commission (FTC) and certain states regulate advertising, product claims, and other consumer matters.  The FTC and state regulators may institute enforcement actions against companies for false and misleading advertising of consumer products.  In addition, the FTC has increased its scrutiny of the use of testimonials, similar to those used by us and representatives marketing our membership programs. While we have not been the target of any FTC or state regulatory enforcement actions, we can provide no assurance that:

•	the FTC or state regulators will not question our advertising or other operations in the future;
•	a state will not interpret product claims presumptively valid under federal law as illegal under that state’s regulations; or
•	future FTC or state regulations or decisions will not restrict the permissible scope of such claims.

We are also subject to the risk of claims by brokers and agents and their respective customers who may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices.  These agencies may take action on their own initiative against us for alleged advertising or product claim violations, or on a referral from brokers, agents, customers or others.  Remedies sought in these actions may include consent decrees and the refund of amounts paid by the complaining brokers, agents or consumer, refunds to an entire class of brokers, agents or customers, client refunds, or other damages, as well as changes in our methods of doing business.  A complaint based on the practice of one broker or agent, whether or not we authorized the practice, could result in an order affecting some or all of the brokers and agents that we use in a particular state.  Also, an order in one state could influence courts or government agencies in other states considering similar matters.  Proceedings resulting from these complaints could result in significant defense costs, settlement payments or judgments and could have a material adverse effect on us.

Insurance

The Company significantly mitigates risk by contracting with other companies who ultimately provide the insurance benefits that are embedded within certain of the products we market.  The Company is not an insurance company, and we do not retain any insurance risk associated with any of the products we sell.

Corporate Information

Zurvita Holdings is a Delaware corporation formed on January 25, 2008.  Zurvita Holdings principal executive offices are located at 800 Gessner, Houston, Texas 77024.

ITEM 1A. RISK FACTORS

Our business faces risks and uncertainties, including those discussed below and elsewhere in this report. These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition. Additional risks and uncertainties not presently known to us or that we do not presently consider significant also may impair our business or the trading price of our securities. Whenever the terms “our,” “we” and the “Company” are used in this Risk Factors section, they refer to Red Sun or any of its subsidiaries.

We have a history of significant losses and may not be profitable in the future and likely need significant additional outside funding to continue operating.

We have a history of net losses and had an accumulated deficit of approximately $9.8 million through July 31, 2009.  We have historically generated significant net operating losses and negative operating cash flows.  We believe that without significant equity and/or debt investment from outside sources, we will not be able to sustain our planned operations for the next 12 months.  Such additional capital may not be available to us on acceptable terms or may not be available at all.  You should not rely solely on the public market valuation of the Company and the views of securities analysts and investors for assessing the operational, business and financial success of the Company. Fluctuations in our operating results or our inability to achieve profitability may cause volatility in the price of our common stock in the public market.

Our business is difficult to evaluate because it has a limited operating history.

We have a limited operating history and participate in a relatively new and rapidly evolving market. The Company’s business has undergone significant transformation during the past several years as a result of acquisitions, changes in the services and products offered, changes in market conditions, changes in its targeted membership, and are expected to continue to change for similar reasons. We cannot assure you that our current business strategy will be successful in the long term.  We have experienced significant losses since inception and, even if demand from members exists, we cannot assure you that our business will be successful.

The Company is majority owned by shareholders who are considered related parties and who will be able to make important decisions about our business and capital structure.

Related parties own approximately 93% of our outstanding common stock and approximately 95% of the voting power of all equity securities.  Related parties collective interest in exercising control over us and our business may conflict with the interests of our other non-related party stockholders.  The significant related party control may also discourage others from acquiring us or from making a significant investment in us.

General economic, financial market and political conditions may materially adversely affect our results of operations and financial conditions.

General economic, financial market and political conditions may have an adverse effect on demand for our services and programs and on our results of operations and financial condition.  Concerns over a prolonged recession, the availability and cost of credit, the declining global mortgage and real estate market, the loss of consumer confidence and reduction in consumer spending, inflation, and other macroeconomic factors could influence demand for our services and programs.  There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key partners, inability of customers to obtain credit to finance purchases of our services and programs, and/or customer insolvencies each of which could adversely affect our results of operations and financial condition.

We currently generate significant revenue through our independent marketing representatives.

We derive our revenue through product sales of our independent marketing representatives.  In the event we are unable to attract, motivate and retain our independent marketing representative base our business, financial condition and results of operations could be materially and adversely affected as the Company’s revenue is directly tied to the activity levels of its marketing representative base.

We may be unable to fund future growth.

Our business strategy calls for expansion through an increase in our independent marketing representative base and increase breadth of product offering.  We will require significant funding for additional personnel, capital expenditures as well as for working capital purposes. Financing may not be available to us on favorable terms, if at all. If adequate funds are not available on acceptable terms, then we may not be able to meet our business objectives for expansion and profitability which could consequently harm our business, results of operations and financial condition.

In addition, if we raise additional funds through the issuance of equity or convertible debt securities, or a combination of both, then the stockholders will suffer dilution, and any new securities may have rights, preferences and privileges senior to those of our common stock and other series of Preferred Stock. Furthermore, if we raise capital or acquire businesses by incurring indebtedness, we will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that our lender may require. Moreover, if our strategy to increase our sales and marketing resources in order to grow revenues does not produce the desired result, then the Company may incur significant, unrecoverable expenses.

Our growth may be limited if we are unable to attract and retain qualified personnel.

Our business is largely dependent on the skills, experience and performance of key members of our senior management team. We plan to increase the Company’s operations and finance personnel. We believe that our success depends largely on our ability to attract and retain highly-skilled and qualified technical and managerial personnel. The market for highly skilled sales, marketing and support personnel is highly competitive as a result of the limited availability of technically-qualified personnel with the requisite understanding of the industry in which we operate. The inability to hire or retain qualified personnel may hinder our ability to implement our business strategy and may harm our business.

Our future growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

We have been experiencing strong growth in our operations which is placing, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our management to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan and our business and operations may be adversely impacted.

Our ability to anticipate and respond to market trends and changes in consumer preferences could affect our financial results.

Our success depends on our ability to anticipate, gauge and react in a timely and effective manner to changes in consumer spending patterns and preferences for products and services. We must continually work to develop new products, maintain and enhance the recognition of our branded products. Furthermore, material shifts or decreases in market demand for our products, including as a result of changes in consumer spending patterns and preferences, could result in lower revenue.

 Any future acquisition may expose us to additional risks

Our business plan does not preclude growth through the acquisitions of qualified companies who complement our current product offerings or enhance our product distribution.  The financing for any future acquisition could dilute the interests of our stockholders or result in an increase in our indebtedness or both.  Acquisitions may entail numerous risks, including:

•	difficulties in assimilating acquired operations or products, including the loss of key employees from acquired businesses and disruption to our direct selling channel;
•	diversion of management’s attention from our core business
•	adverse effects on existing business relationships with suppliers and customers; and
•	risks of entering markets in which we have limited or no prior experience.

Our failure to successfully complete the integration of any acquired business could have a material adverse effect on our business, financial condition and operating results. In addition, there can be no assurance that we will be able to identify suitable acquisition candidates or consummate acquisitions on favorable terms.

We face significant competition for our products and services.

While our products and services are relatively new, the direct-to-consumer industry is intensely competitive, continually evolving and, in some cases, subject to rapid change. We expect the intensity of competition and the pace of change to be increased or at least be maintained in the future. Many of our potential competitors have greater financial, technical, product development, marketing and other resources than us. These organizations may be better known than we are and may have more customers or members than us. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form.  Therefore, there can be no assurance that our competitors will not:

•	increase their emphasis on products and services similar to those we offer;
•	provide products and services comparable or superior to those we provide at lower consumer cost; and
•	adapt more quickly than we do to evolving industry trends or changing market requirements;

We must replace the customers we lose in the ordinary course of business and if we fail to do so our revenue may decline and our customer base will decline.

We lose a substantial number of our customers each year in the ordinary course of business.  The loss of customers may occur due to numerous factors, including:

•	changing customer preferences;
•	competitive price pressures;
•	customer dissatisfaction;
•	discontinuance of third-party products and services

We depend on third-party vendors to supply certain products and services that we market.  The failure of these vendors to provide these products or services could result in customer dissatisfaction and harm our business and financial condition.

We depend on third-party vendors to supply certain products and services that we market.  Many of our third-party vendors are independent contractors.  As a result, the quality of service they provide is not entirely within our control.  If any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, or suffer interruptions, delays or quality problems, we may not be able to substitute a comparable third-party vendor on a timely basis or on terms favorable to us.  With respect to our products that contain an insurance benefit, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals.  If we are required to use an alternative insurance carrier, it may materially increase the time required to bring an insurance related product to market.  As we are generally obligated to continue providing our products and services to our customers even if we lose a third-party vendor, any disruption in our product offerings could harm our reputation and result in customer dissatisfaction.  Replacing existing third-party vendors with more expensive or less quality third-party vendors could decrease our profitability and harm our reputation.

We are dependent on Amacore to provide credit card processing and payment collection.  If Amacore’s credit card processing is interrupted in any way it could result in delays in collecting payments and our ability to generate sales.

In the event Amacore’s credit card processor ceases operations or terminates its agreement with Amacore, there can be no assurance the Company could find and retain a replacement credit card processor on a timely basis, if at all.  Any service interruptions, delays or quality problems could result in delays in collecting payments, which could adversely affect our revenue and profitability.

We must comply with Federal and State telephone consumer protection laws.

Federal and State telephone consumer protection laws prohibit deceptive, unfair or abusive practices in telemarketing sales.  Any new legislation further regulating telemarketing practices could adversely affect or limit our operations.

We face potential liability related to the privacy and security of personal information we collect from consumers through our website and marketing operations.

Internet user privacy has become a major issue both in the United States and abroad. We have privacy policies posted on our website that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain and may take years to resolve. Any legislation or regulation in the area of privacy of personal information could affect the way we operate our website and could harm our business. Further, we cannot assure you that the privacy policies and other statements on our website or our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information.  Any unauthorized release or failure to adequately protect private information could cast a negative public perception of us which in turn could adversely affect our ability to attract and retain customers.

We may become involved in the future, in legal proceedings that, if adversely adjudicated or settled, could adversely affect our financial results.

We have in the past been a party to litigation and have incurred significant legal costs and settlement expense.  In general, litigation claims can be expensive and time consuming to bring or defend against and could result in settlements or damages that could significantly affect our financial results.

Risks Related to Our Stock

We do not intend to pay dividends on our capital stock.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future, except as required by the terms of the preferred stock we have issued.

The Company may raise additional funds in the future through issuances of securities and such additional funding may be dilutive to stockholders or impose operational restrictions

We may raise additional capital in the future to help fund acquisitions and our operations through sales of shares of our common stock or securities convertible into shares of our common stock, as well as issuances of debt.  Such additional financing may be dilutive to our stockholders, and debt financing, if available, may involve restrictive covenants which may limit our operating flexibility.  If additional capital is raised through the issuances of shares of our common stock or securities convertible into shares of our common stock, the percentage ownership of existing stockholders will be reduced.  These stockholders may experience additional dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

We are not subject to certain of the corporate governance provisions of the Sarbanes-Oxley Act of 2002 and, without voluntary compliance with such provisions, neither you nor the Company will receive the benefits and protections they were enacted to provide.

 Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance rules established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002.  These rules relate to independent director standards, director nomination procedures, audit and compensation committees standards, and the presence of an audit committee financial expert and the adoption of a code of ethics.

While we intend to file an application to have our securities listed for trading on a national securities exchange in the future which would require us to fully comply with those obligations, we cannot assure you that we will file such an application, that we will be able to satisfy applicable listing standards, or, if we do satisfy such standards, that we will be successful in receiving approval of our application by the governing body of the applicable national securities exchange.

Applicable SEC rules governing the trading of “penny stocks” may limit the trading and liquidity of our common stock which may affect the trading price of our common stock.

Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Exchange Act and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock may be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Our common share price may subject us to securities litigation.

The market for our common stock is expected to be characterized by significant price volatility when compared to seasoned issuers, and we expect that our future share price will be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management's attention and resources.

Our stock price may be volatile, which may result in losses to our stockholders.

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTC Bulletin Board® (OTCBB) have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

•	variations in our operating results;
•	changes in expectations of our future financial performance, including financial estimates by securities analysts and investors;
•	changes in operating and stock price performance of other companies in our industry;
•	additions or departures of key personnel; and
•	future sales of our common stock.

Domestic and international stock markets often experience significant price and volume fluctuations. These fluctuations, as well as general economic and political conditions unrelated to our performance, may adversely affect the price of our common stock.

We became public by means of a reverse merger, and, as a result, we are subject to the risks associated with the prior activities of the public company.

Additional risks may exist because Zurvita became public through a reverse merger with Red Sun, which did not have significant operations or assets prior to the time of the transaction. Red Sun Shell Company was a development stage company from the time of its inception until the time of the Share Exchange on July 30, 2009. Prior to the Share Exchange, Red Sun had no significant business operations and generated no revenues. We may require the cooperation or assistance of persons or organizations, such as auditors, previously associated with Red Sun in connection with future matters that could be costly or difficult to secure. Although we performed a due diligence review of Red Sun, we still may be exposed to undisclosed liabilities resulting from its prior operations and we could incur losses, damages or other costs as a result. In connection with the Share Exchange, claims may not be brought against such shareholders after six months from the closing of the Share Exchange. Therefore, any liabilities associated with the prior operations, capitalization or ownership of securities of our company by the shareholders of Red Sun may be borne by the holders of securities issued in the Share Exchange or the Private Placement.

Our common stock may be affected by limited trading volume and price fluctuations, each of which could adversely impact the value of our common stock.

Our common stock is listed on the Over the Counter Bulletin Board, but it does not trade, and there can be no assurance that an active trading market in our Common stock will either develop or be maintained. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our Common stock to fluctuate substantially. These fluctuations also may cause short sellers to enter the market from time to time in the belief that we will have poor results in the future. We cannot predict the actions of market participants and, therefore, can offer no assurances that the market for our stock will be stable or appreciate over time.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Zurvita Holdings’s management offices are located at 800 Gessner, Houston, TX 77024.  These facilities are leased and consist of approximately 4 thousand square feet.  The lease expires on July 31, 2012.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any lawsuits, claims or disputes arising in the normal course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS

On June 26, 2009, Matthew Taylor, by action of written consent as former majority shareholder of the Company adopted resolutions authorizing and directing the Company to amend its Articles of Incorporation to create a series of preferred stock consisting of 10 million shares, no par value.

On July 31, 2009, The Amacore Group, Inc. by action of written consent as majority shareholder adopted resolutions authorizing and directing the Company to amend its Articles of Incorporation to (i) effect a one (1) for four (4) forward split of the Company’s common stock and (ii) change the name of Red Sun to Zurvita Holdings, Inc. and to effectively adopt an incentive stock plan.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The common stock of the Company is quoted for trading on the OTC Bulletin Board under the symbol “ZRVT”.  From August 18, 2008, through September 2, 2009, the common stock of the Company was quoted on the OTC Bulletin Board under the symbol RDSN.  Prior to September 3, 2009, there was no established public trading market for its common stock.

For the period from September 3, 2009 through November 6, 2009, the low and high bid prices for the common stock of the Company as reported on the OTC Bulletin Board was $0.99 and $1.49.

The closing price of our common stock on the OTC Bulletin Board on November 6, 2009 was $1.40 per share.

Holders

As of July 31, 2009, there were 34 holders of record of the Company’s common stock.

Dividends

The Company never has paid any cash dividends on the common stock and does not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund operations, and the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results from operations, capital requirements, applicable contractual restrictions, restrictions in the organizational documents and any other factors that the Board of Directors deems relevant.

Shares Authorized for Issuance Under Equity Compensation Plans

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c )
Equity compensation plans approved by security holders	-	-	6,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	6,000,000

ITEM 6. SELECT FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to and should be read in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition and results of our operations.  The MD&A is organized as follows:

•	Overview – This section provides a general description of our business and operating segments.

•
Results of operations – This section provides an analysis of our results of operations comparing the seven months ended July 31, 2009 to the period from January 25, 2008 (Date of Inception) through July 31, 2008.

•
Liquidity and capital resources – This section provides an analysis of our cash flows for the seven months ended July 31, 2009 and from the period January 25, 2008 (Date of Inception) through July 31, 2008 as well as a discussion of our liquidity and capital resources.

•
Critical accounting policies – This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application.  In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to our audited consolidated financial statements included within Item 8 of Part II of this 2009 Transition Report on Form 10K.

Overview

Description of Business

The Company is a provider of products and benefits through the use of a multi-level marketing distribution channel which consist of independent business operators.  The products marketed include residential gas and electricity energy rate plans, discount healthcare benefits and discount benefits on various retail products and services.  The Company also markets numerous low cost ancillary products such as home warranty, legal assistance and restoration services for identity theft and consumer credit.

 Results of Operations

	Successor	Predecessor
		(Unaudited)
	For the Seven Months Ended July 31, 2009	For the Period from January 25, 2008 (Date of Inception) through July 31, 2008	Increase (Decrease)

Revenues	$2,814,449	$672,938	$2,141,511
Cost of Sales	2,117,007	1,077,446	1,039,561

Gross Profit (Loss)	697,442	(404,508)	1,101,950

Operating Expenses	4,256,324	2,847,926	1,408,398
Operating Loss	(3,558,882)	(3,252,434)	(306,448)

Other Income	35,686	-	35,686

Loss Before Income Taxes	(3,523,196)	(3,252,434)

Income Taxes	19,144	4,711	14,433

Net Loss	$(3,542,340)	$(3,257,145)	$(285,195)

Basic and Diluted Loss Per Share	$(0.07)	$(0.07)

Revenue:

For the seven months ended July 31, 2009, revenue was approximately $2.8 million, as compared to approximately $673 thousand for the period from January 25, 2008 (Date of Inception) through July 31, 2008 an increase of approximately $2.1 million which primarily consisted of membership product sales to individual consumers and marketing fees paid by Individual Business Owners (“IBO”) of approximately $1.0 million and $1.8 million, respectively.  Revenue growth is attributable to the progression of Zurvita’s business plan which has resulted in new product offerings and continued growth in the Company’s network sales representatives from 2,417 to 5,068.

Cost of Sales:

For the seven months ended July 31, 2009, cost of sales was approximately $2.1 million as compared to approximately $1.1 million for the period January 25, 2008 (Date of Inception) through July 31, 2008, an increase of approximately $1 million.  Cost of sales includes sales commissions paid to IBO’s and the benefit and service costs associated with the products and services sold.  Commissions and benefit/service costs were approximately $1.7 million and $413 thousand, respectively, for the seven months ended July 31, 2009 as compared to approximately $887 thousand and $191 thousand, respectively, for the period from January 25, 2008 (Date of Inception) through July 31, 2008.  Less non-traditional sales incentive compensation strategies were employed during the seven months ended July 31, 2009 which has decreased cost of sales as a percentage of revenue to 75% from 160% for the seven months ended July 31, 2009 as compared to the period from January 25, 2008 (Date of Inception) through July 31, 2008.  In order to attract and retain marketing representatives while the division was being structured and products developed, non-traditional means of sales compensation were employed.  During the seven months ended July 31, 2009, the division had a greater product offering thereby reducing the need for non-traditional compensation methods to encourage and retain representatives.

Gross Profit (Loss) Percentage:

For the seven months ended July 31, 2009, gross profit was approximately $697 thousand as compared to a gross loss of approximately $405 thousand for the period from January 1, 2008 (Date of Inception) through July 31, 2008, an increase of $1.1 million.  The increase in gross profit is due to the fact that the Company’s product offering and IBO base were further developed  between the two periods; thus reducing the number of non-traditional sales incentives the Company utilized to attract and retain IBO’s, which resulted in higher commissions being paid in proportion to revenue recognized.

Operating Expenses:

Our operating expenses for the seven months ended July 31, 2009 and for the period January 25, 2008 (Date of Inception) through July 31, 2008 were $4.3 million and $2.8 million, respectively.

The table below sets forth components of our operating expenses for the seven months ended July 31, 2009 and for the period January 25, 2008 (Date of Inception) through July 31, 2008:

	Successor	Predecessor
		(Unaudited)
	For the Seven Months Ended July 31, 2009	For the Period from January 25, 2008 (Date of Inception) through July 31, 2008	Increase (Decrease)

Depreciation	$19,722	$3,458	$16,264
Office related expenses	124,239	74,352	49,887
Payroll and benefits	758,164	421,651	336,513
Professional fees	1,409,565	1,517,504	(107,939)
Selling and marketing	1,878,349	659,433	1,218,916
Travel	66,285	171,527	(105,242)

Total operating expenses	$4,256,324	$2,847,925	$1,408,399

Depreciation expense, which is computed on a straight-line method over the assets’ estimated lives, for the seven months ended July 31, 2009 and the period from January 25, 2008 (Date of Inception) through July 31, 2008, was approximately $20 thousand and approximately $3 thousand, respectively, an increase of approximately $16 thousand.  The increase is directly related to the purchase of property, plant and equipment as the growth of the business required additional capital assets.

Office related expenses include rent, utilities and office maintenance.  For the seven months ended July 31, 2009, these expenses were approximately $75 thousand, $27 thousand and $22 thousand, respectively as compared to approximately $16 thousand, $18 thousand and $40 thousand, respectively, for the period from January 25, 2008 (Date of Inception) through July 31, 2008.  The overall increase of approximately $50 thousand is due to a lower level of operations of the first year the Company was operating versus a more developed operating plan for the second year.

Payroll and benefits-related expenses for the seven months ended July 31, 2009 was approximately $758 thousand, an increase of approximately $337 thousand from the period from January 25, 2008 (Date of Inception) through July 31, 2008.  The increase is due to the addition of personnel from the first year of operations versus the second year.

Professional fees consist of consulting, accounting, and legal costs and litigation contingency accruals. For the seven months ended July 31, 2009, these costs were approximately $165 thousand, $76 thousand, and $1.2 million, respectively as compared to approximately $175 thousand, $0 and $1.3 million, respectively for the period from January 25, 2008 (Date of Inception) through July 31, 2008.  During period from January 25, 2008 (Date of Inception) through July 31, 2008 legal expense represented approximately $1.3 million of the professional fees incurred and was primarily related to litigation between Zurvita/Amacore and Ameriplan.  On July 7, 2009, the Companies were able to settle the outstanding litigation noted above for $1.8 million by means of a Mutual Compromise and Settlement Agreement of which $1.2 million was paid by Amacore and of which $600 thousand was the future responsibility of Zurvita and structured as a note payable.  If Zurvita and Amacore were not related parties or named parties of the lawsuit at the time of the settlement, the outcome, and consequently, the loss incurred by Zurvita with respect to this settlement may have been materially different.  As a result of the settlement, the Company’s legal costs have been materially reduced, which was the primary contributor for the overall decrease in professional fees of $108 thousand for the seven months ended July 31, 2009 compared to the period from January 25, 2008 (Date of Inception) through July 31, 2008.

Selling and marketing expenses for the seven months ended July 31, 2009 were approximately $1.9 million, an increase of  approximately $1.2 million over the period from January 25, 2008 (Date of Inception) through July 31, 2008.  The increase is directly related to various marketing initiatives undertaken to create awareness of the Zurvita brand as well as attract and recruit representatives to the Zurvita business opportunity.

Travel expenses for the seven months ended July 31, 2009 were approximately $66 thousand, a decrease of approximately $105 thousand as compared to the period from January 25, 2008 (Date of Inception) through July 31, 2008.  The decrease in travel expense is a result of the Company’s efforts to reduce non-essential costs.

Income Taxes:

For the seven months ended July 31, 2009, the Company incurred approximately $19 thousand in Texas gross margin tax, an increase of $14 thousand for the period from January 25, 2008 (Date of Inception) through July 31, 2008.  The increase is directly correlated with the Company’s increased revenue between the two periods.

Net loss:

The Company’s net loss amounted to approximately $3.5 million for the seven months ended July 31, 2009 as compared to approximately $3.3 million for the period from January 25, 2008 (Date of Inception) through July 31, 2008.  The decrease is due to the factors listed above.

Loss per common share:

Loss per common share amounted to $0.07 for the seven months ended July 31, 2009 and $0.07 for the period from January 25, 2008 (Date of Inception) through July 31, 2008.

Off Balance Sheet Arrangements

As of July 31, 2009 the Company did not have any off balance sheet arrangements.

Liquidity and Capital Resources

The following table compares our cash flows for seven months ended July 31, 2009 and the period from January 25, 2008 (Date of Inception) through July 31, 2008.

	Successor	Predecessor
	For the Seven Months Ended July 31, 2009	For the Period from January 25, 2008 (Date of Inception) through December 31, 2008

Net cash used in operating activities	$(3,185,815)	$(5,165,931)
Net cash provided by (used in) investing activities	182	(143,640)
Net cash provided by financing activities	4,576,586	5,309,571

Net increase in cash	$1,390,953	$-

Since its inception, the Company has primarily met its operating cash requirements through equity contributions from The Amacore Group, Inc. who was the Company’s sole shareholder prior to the July 30, 2009 share exchange between The Company and Zurvita Inc.  Since the share exchange, the Company has sold several series of preferred stock for gross proceeds of $3.75 million. We are using the proceeds from the sale of preferred stock to subsidize the Company’s operations as the Company’s revenues are not currently sufficient to support the Company’s current operations.  These costs and expenses include operating expenses, such as salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above, and the costs of sales discussed above to the extent such costs of sales exceeded our revenue.

The Company believes that its cash resources, together with increasing revenue and assuming the continued support of its related party stockholders, will be sufficient to sustain current planned operations for the next 12 months. The Company raised $3.75 million from the sale of preferred stock in two tranches completed in July 2009 and October 2009.  Additional cash resources may be required should the Company not meet its sales targets, exceed its projected operating costs, wish to accelerate sales or complete one or more acquisitions or if unanticipated expenses arise or are incurred.

The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution and has not made any other arrangements to obtain additional financing.  We can provide no assurance that we will not require additional financing.  Likewise, we can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

At July 31, 2009, the Company had positive working capital of approximately $647 thousand and an accumulated deficit of approximately $9.8 million.  For the seven months ended July 31, 2009, the Company had a net loss of approximately $3.5 million.

Critical Accounting Policies

Revenue Recognition

Membership Fees

The Company recognizes revenues from membership fees as earned for the sales of health-related discount benefit plans and other lifestyle discount benefit programs, such as household protection and personal financial services.  These arrangements are generally renewable monthly and revenue is recognized over the renewal period.  As these products often include elements sold through contracts with third-party providers, the Company considers each contractual arrangement in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). The Company’s current contracts meet the requirements of EITF 99-19 for reporting revenue on a gross basis. The Company records a reduction in revenue for estimated refunds, chargebacks from credit card companies, and allowances based upon experience and management’s evaluation of current facts and circumstances. Refunds and chargebacks totaled approximately $66 and $80 thousand for the seven months ended July 31, 2009 and the period from January 25, 2008 (Date of Inception) through December 31, 2008, respectively.  An estimate for refunds and chargebacks of approximately $10 thousand for the seven months ended July 31, 2009 and the period from January 25, 2008 (Date of Inception) through ended December 31, 2008 is included in accrued expenses in the balance sheet.

Commissions

The Company is paid a commission for its sales of third-party products. Commissions are recognized as products are sold and services performed and the Company has accomplished all activities necessary to complete the earnings process.

Marketing Fees and Materials

The Company markets certain of its products through a multi-level sales organization whereby independent distributors establish their own network of associates. The independent distributors pay the Company a fee to become marketing representatives on behalf of the Company. In exchange, the representatives receive access, on an annual basis, to various marketing and promotional materials and tools as well as access to customized management reports; accordingly revenue from marketing fees is recognized over an annual period.  The Company also earns ancillary revenue from the sale of marketing materials recognized when marketing materials are provided to the representatives.

Concentration of Credit Risk

At certain times during the year, the Company’s bank deposits exceed the amounts insured by the FDIC. As of seven months ended July 31, 2009, the Company had $1.1 million in excess of FDIC insured limits.  Should the financial institution cease operations when the Company’s deposit balances exceed FDIC insured limits, it would be a significant disruption to the Company’s cash flow.  Management continually monitors the Company’s banking relationships to lessen this risk.  Additionally, all of the Company’s credit card processing is with one merchant processor, as well as all multi-level marketing sales commission payments are calculated by a third-party service provider.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates requiring a high degree of  management’s subjective judgment include sales refund, capitalization of certain assets, depreciable/amortizable lives, the expected volatility of common stock, and the fair value of common stock and warrants issued for services or in connection with the sale of redeemable preferred stock.  Due to the uncertainty inherent in such estimates, actual results may differ from those estimates.

Share-Based Compensation

The Company accounts for share-based payments in accordance with Statement of Financial Accounting Standards No. 123R, Share Based Payment (SFAS 123R).  SFAS 123R requires that the cost resulting from all share-based payment transactions, including those awarded by the parent, be recognized in the financial statements.  SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions.  The Company uses the Black-Scholes Option Pricing Model in computing fair value of warrant instrument issuances.  The fair value of share based compensation awarded by the majority stockholder is reflected as share based compensation expense and as a capital contribution in the Company’s financial statements over the requisite service period.

Income Taxes

We account for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).  Under SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We also follow guidance of Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarified the accounting for uncertainty in an enterprise's financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires us to evaluate our open tax positions that exist on the date of initial adoption in each jurisdiction.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income tax expense in the statement of operations.

Convertible Instruments

The Company reviews the terms of convertible preferred stock for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments. Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the host instrument. The resulting discount to the redemption value of convertible preferred securities is accreted through periodic charges to dividends over the period to the earliest conversion date using the effective interest rate method.

Fair Value Measurements

On January 25, 2008, we adopted Statement of Financial Accounting Standard No. 157 Fair Value Measurements (SFAS 157) except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until the fiscal year beginning after January 1, 2009.  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition.  However, in certain cases, the transaction price may not represent fair value. Prior to SFAS 157, the fair value of a liability was often based on a settlement price concept, which assumed the liability was extinguished.  Under SFAS 157, fair value is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. SFAS 157 requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant.  Accordingly, fair value is no longer determined based solely upon the perspective of the reporting entity.  When quoted prices are not used to determine fair value, SFAS 157 requires consideration of three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach.  SFAS 157 requires that entities determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs.  SFAS 157 prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.  SFAS 157 establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.  SFAS 157 defines the input levels as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2
Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1, quoted prices in markets that are not active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3
Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.  Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.  Level 3 assets and liabilities include those whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as those for which the determination of fair value requires significant management judgment or estimation.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings. Also see Fair Value Measurements, above. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In April 2009, Financial Accounting Standards Board (“FASB”) issued Staff Position FSP No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP No. FAS 107-1”).  This FSP amends Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting period ending after June 15, 2009.  As this pronouncement is only disclosure-related, it did not have an impact on our financial position and results of operations. The Company’s adoption of FSP No. 107-1 and APB 28-1 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company’s adoption of SFAS No. 166 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In July 2009, the FASB Accounting Standards Codification (“Codification”) became the single source of authoritative generally accepted accounting principles (“GAAP”) in the United States. The previously existing GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance (levels A through D), including original pronouncements of the FASB, Emerging Issues Task Force abstracts and other accounting literature. The Codification eliminates this hierarchy and replaced the previously existing GAAP (other than rules and interpretive releases of the SEC) with just two levels of literature: authoritative and nonauthoritative.  This statement is effective for financial statements issued for interim and annual periods ending September 15, 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The information required by this Item is set forth in our financial statements and notes thereto beginning at page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On November 9, 2009, the board of directors of the Company approved the dismissal of George Stewart, CPA (“Stewart”) as the Company’s independent registered public accounting firm.  Stewart’s dismissal was effective immediately.

During the fiscal years ended July 31, 2008 and 2007,  Stewart’s reports on the Company's financial statements did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles except, Stewart’s audit reports for the years ended July 31, 2008 and 2007 stated that several factors raised substantial doubt about the Company’s ability to continue as a going concern and that the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During the fiscal years ended July 31, 2008 and 2007 and the subsequent period through November 9, 2009, (i) there were no disagreements between the Company and Stewart on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of Stewart would have caused Stewart to make reference to the matter in its reports on the Company's financial statements; and  (ii) there were no reportable events as the term described in Item 304(a)(1)(iv) of Regulation S-K.

On November 9, 2009, the Company provided Stewart with a copy of the disclosures it is making in response to Item 4.01 of Form 8-K and requested that Stewart furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.  A copy of the letter, dated November 3, 2009, was filed as Exhibit 16.1  to its Current Report on Form 8-K filed with the SEC on November 9, 2009..

On November 9, 2009, the Company engaged McGladrey & Pullen, LLP (“McGladrey”) as its independent registered public accounting firm for the Company’s fiscal year ended July 31, 2009. The change in the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on November 9, 2009.

During the years ended July 31, 2008 and 2007 and the subsequent interim period through November 9, 2009, the Company did not consult with McGladrey regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements or (ii) any matter that was either the subject of a disagreement or event identified in response to (a)(1)(iv) of Item 304 of Regulation S-K.

We had no disagreements with accountants on accounting and accounting disclosure in 2009 or 2008.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this transition report on Form 10-K. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are not designed adequately to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met. This conclusion was based on the material weaknesses identified below with regard to internal controls over financial reporting.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America.  Internal control over financial reporting includes policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the Company’s transactions and dispositions of its assets; (ii) provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with generally accepted accounting principles in the United States of America and that receipts and expenditures of the Company’s assets are made in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of the Company’s financial statements would be prevented or detected.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2009 using the criteria set forth in the Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based upon the evaluation, our management concluded that our internal controls over financial reporting were not effective as of July 31, 2009 because of a material weakness in our internal control over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Our management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions.  In addition, the lack of standardization in the financial reporting process of the Company’s subsidiaries increases the risk that financial information is not captured completely and accurately. The Company has developed a plan and is in process of executing the plan to mitigate these material weaknesses, which includes the addition of personnel to the accounting function and the implementation of a new accounting software package that will have system access restrictions based on management defined user roles based on job function.  Upon the implementation of this accounting system, the risk of incomplete and inaccurate reporting of financial information will be mitigated.  In addition, consultants have been retained to provide specialized technical skills such as valuation of warrant instruments requiring fair value accounting and impairment testing.  Use of specialists will reduce the likeliness of a material error occurring in more technical accounting areas.

This transition report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this transition report.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the periods covered by this transition report on Form 10-K that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the respective names, ages and positions of our directors and executive officers.

Name of Officers and Directors	Age	Position
Jay Shafer	49	Co-Chief Executive Officer and Director

Mark Jarvis	50	Co-Chief Executive Officer

Jason Post	34	Chief Financial Officer

Richard Diamond	45	Director

Paul Morrison	41	Director

Chris Phillips	37	Director

Guy Norberg	48	Director

Executive Officers and Directors

Jay Shafer – Chief Executive Officer and Director

Jay Shafer was appointed as Co-Chief Executive Officer and as a director of the Company upon consummation of the Share Exchange.  Mr. Shafer also serves as Chief Executive Officer and as a director of Amacore.  Mr. Shafer also served as President of Amacore from January 2007 through December 2008.  Prior to joining Amacore, Mr. Shafer was employed by Protective Marketing Enterprises, Inc. (PME) from 1997 to 2006. He served as PME’s Vice President Business Development from 1997 to 2002 and as its Chief Executive Officer from 2002 to 2006. He was Vice President- Financial Services Division of John Harland Company from 1988 to 1997.

Mark Jarvis – Co-Chief Executive Officer

Mark Jarvis was appointed as Co-Chief Executive Office and as a director upon consummation of the Share Exchange.  Mr. Jarvis was employed by Amacore in February 2008 as a Senior Vice President of Sales and Marketing solely responsible for the development of Zurvita Holdings, Inc., a wholly owned subsidiary of the Amacore Group.  Mr. Jarvis served as Zurvita Holdings’s President from February 2008 through July 2009.  Prior to joining Amacore, Mr. Jarvis enjoyed a prosperous 26-year career in direct sales marketing with national companies Ameriplan, Reliv Nutritional Products, Primerica Financial Services and Amway.  His longevity and success in the direct sales industry demonstrates his visionary leadership in building high-performance teams and developing new business leaders for increased sales and organizational growth.

Jason Post – Chief Financial Officer

Jason Post was appointed as Chief Financial Officer and Corporate Secretary upon consummation of the Share Exchange.  Mr. Post also serves as Principal Accounting Officer and Corporate Secretary of Amacore.  Mr. Post’s background includes experience as an external auditor for Deloitte & Touche, LLP (“Deloitte”).  While at Deloitte, he gained specialized knowledge and experience in the area Sarbanes Oxley compliance and developmental stage enterprises.  Mr. Post received a B.S. in Accountancy from the University of South Florida and holds an active Florida and Virginia CPA license and the American Institute of Certified Fraud Examiner’s CFE designation.

Richard Diamond – Director

Richard Diamond was appointed to the board of directors of the Company upon consummation of the Share Exchange.  Mr. Diamond also serves on the board of directors of Amacore.  Mr. Diamond has served as a Director of OmniReliant since its inception in August 2006. Since October 2004, Mr. Diamond has served as the Senior Vice President of Apogee Financial Investments, Inc. (“Apogee”) a private merchant bank incorporated in Florida. His areas of responsibility include administration, due diligence, document preparation and review, and assisting clients with corporate filings and compliance. Apogee owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer. From April 2000 until December 2005, Mr. Diamond served as Managing Member and Vice President of Apogee Business Consultants, LLC, a Nevada limited liability corporation specializing in reverse mergers and acquisitions. From October 2001 until December 2005, Mr. Diamond served as founder, President and sole director of RJ Diamond Consulting, Inc., a privately owned Florida corporation specializing in financial and public company consulting. From July 2003 until December 2003, Mr. Diamond served as a Director of Sabre Marketing, Inc. a private Florida corporation. From August 2001 until August 2002, Mr. Diamond served as the sole officer and director of Conus Holdings, Inc., a publicly reporting Nevada shell corporation.

Paul Morrison – Director

Paul Morrison was appointed to the board of directors of the Company upon consummation of the Share Exchange.  Mr. Morrison also serves as Chief Executive Officer, Chief Financial Officer, President and Assistant Secretary of OmniReliant.  From October 2005 until October 2006, Mr. Morrison was the COO of WG Products, a cosmetic company, where he directed all facets of operations including production, customer service, planning, scheduling, maintenance, warehousing, distribution, purchasing, sales, and strategic initiatives. From 2001 through 2005 he managed various operations at Wyeth Pharmaceuticals. Mr. Morrison started his career working for Calvin Klein Cosmetics, and has accumulated sixteen years of experience serving in cosmetic and pharmaceutical operations management roles for Fortune 100 companies. He received a Bachelor’s of Science degree in Business Management from the Rutgers University and an Honorable discharge from the United States Air Force.

Christopher D. Phillips – Director

Christopher D. Phillips was appointed to the board of directors of the Company upon consummation of the Share Exchange.  Mr. Phillips also serves as a member of the board of directors of Amacore.  Mr. Phillips has been a managing director for Vicis Capital, LLC since February 2008.  From 2004 through January 2008, Mr. Phillips served as President and CEO of Apogee Financial Investments, Inc., a merchant bank that owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer. From 2000 through January 2008, he also served as managing member of TotalCFO, LLC, which provides consulting and CFO services to a number of public and private companies and high net worth individuals.  From November 2007 through January 2008 Mr. Phillips served as the CEO and Chief Accounting Officer of OmniReliant Holdings, Inc. (OTCBB: ORHI). Presently, he is a member of the Board of Directors OmniReliant Holdings, Inc., Precision Aerospace Components, Inc. (OTCBB: PAOS) and a few private companies. Mr. Phillips received a B.S. in Accounting and Finance and a Masters of Accountancy, with a concentration in Tax, both from the University of Florida. Mr. Phillips is a Florida CPA. Mr. Phillips currently is a director of Brookside Technology Holdings Corp., OmniReliant Holdings, Inc., Precision Aerospace Components, Inc., MDwerks, Inc. and a few private companies.

Guy Norberg – Director

Guy Norberg was appointed to the board of directors of the Company upon consummation of the Share Exchange.  Mr. Norberg also serves as President and as a member of the board of directors of Amacore.  Mr. Norberg has been the  Senior Vice President, Sales and Marketing of Amacore since June, 2008.  Prior to joining Amacore, Mr. Norberg was Vice President, Sales and Marketing of Protective Marketing Enterprises, Inc. and prior to that he was a founder and the President of US Health Options / Innovative Health Benefits.

BOARD OF DIRECTORS

Audit, Nominating and Compensation Committees

Our Board of Directors does not have standing audit, nominating or compensation committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our Board of Directors, to the extent required.  Our Board of Directors believes that the cost of establishing such committees, including the costs necessary to recruit and retain qualified independent directors to serve on our Board of Directors and such committees and the legal costs to properly form and document the authority, policies and procedures of such committees are not justified under our current circumstances.

Given our lack of operations to date, our Board of Directors believes that its current members have sufficient knowledge and experience to fulfill the duties and obligations of the audit committee for our company.

We have no audit committee financial expert. We believe that the cost related to retaining a financial expert at this time is prohibitive. Further, because of our stage of development, we believe the services of a financial expert are not warranted.

Our Board of Directors does not currently have a policy for the qualification, identification, evaluation, or consideration of board candidates. Our Board of Directors does not believe that a defined policy with regard to the qualification, identification, evaluation, or consideration of candidates recommended by stockholders is necessary at this time, due to the lack of operations and the fact that we have not received any stockholder recommendations in the past.

We expect to create one or more of such committees and/or policies as determined by our Board of Directors, provided that we will be required to have audit and compensation committees when, and if, our shares of Common Stock commence trading on the Nasdaq Capital or Global Market or on a national securities exchange such as the American Stock Exchange.

Code of Ethics

We have not yet adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, and principal accounting officer or controller, or persons performing similar functions. However, we intend to adopt a formal Code of Business Conduct and Ethics.

Corporate Governance

Meetings and committees of the Board of Directors

Our Board of Directors (the Board) conducts its business through meetings of the Board and through activities of its committees.

During our last fiscal year, our board of directors had no meetings. All proceedings of the Board of Directors were conducted by written consent.

Procedure for Nominating Directors

We have not made any material changes to the procedures by which security holders may recommend nominees to our board of directors.

The Board does not have a written policy or charter regarding how director candidates are evaluated or nominated for the board. Additionally, the Board has not adopted particular qualifications or minimum standards that candidates for the board must meet. Instead, the Board considers how a candidate could contribute to the company's business and meet the needs of the company and the board.

The Board will consider candidates for director recommended by our stockholders. Candidates recommended by stockholders are evaluated with the same methodology as candidates recommended by management or members of the board. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in the company to Maitland Promenade 1, 485 North Keller Road, Suite 450, Maitland, FL 32751, Attention: Chairman. All candidate referrals are reviewed by at least one current board member.

Audit Committee and Audit Committee Financial Expert

As of July 31, 2009, the Company did not have an audit committee.  However, Chris Phillips who is a Director of the Board is considered the financial expert of the Board.  Since our common stock is not listed for trading on a national securities exchange, but rather quoted on the OTCBB, we are not subject to rules relating to the independence of our directors or audit committee members.

Other Committees

The Board does not have a compensation committee or a nominating committee, the functions of which are performed by the Board.

All of our directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified, and all executive officers hold office at the discretion of the Board of Directors.

Involvement in Certain Legal Proceedings

Other than the following legal proceedings listed below that were settled as of the year ended July 31, 2009, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

As previously reported in the 10-K of Amacore for the year ended December 31, 2008 as filed with the SEC on March 31, 2009, Amacore initiated an action, Case No. DC-08-01101-K), on January 30, 2008, in an attempt to clarify its rights to engage in business with Mark Jarvis and various other individuals.   The action, Mark Jarvis and Zurvita, Inc. v. AmeriPlan Corp. v. Allen Masters v. The Amacore Group, Inc., Patty Duke, Rusty Duke, Gail Weitl and Rick Weitl (the “Action”), was filed in the 192nd Judicial District Court of Dallas County Texas.  Mr. Jarvis was a former employee of AmeriPlan Corporation (“AmeriPlan”) who, along with certain others that were formerly associated with AmeriPlan, left AmeriPlan to work at Zurvita.  AmeriPlan responded to the action by asserting counterclaims against Zurvita, Mr. Jarvis and others that were formerly associated with AmeriPlan for breach of contract, breach of fiduciary duties, breach of duty of loyalty, tortuous interference with contractual relations, misappropriation of confidential information, conversion, unfair competition, and conspiracy.  In response to the counterclaims, the Company and Amacore, on behalf of Zurvita Holdings and its employees, asserted numerous affirmative defenses to the claims.

On July 9, 2009, Amacore entered into a Mutual Compromise Settlement Agreement and General Release of Claims (the “Settlement Agreement”) with AmeriPlan, Zurvita, TransMark Financial Services, Inc. and Mark Jarvis.  Pursuant to the Settlement Agreement and in consideration for the dismissal of all claims and counterclaims of the Action, Amacore and Zurvita agreed to pay AmeriPlan the sum of $1.15 million.  In addition, Zurvita Holdings agreed to issue a promissory note to AmeriPlan in the principal amount of $600 thousand bearing interest at a rate of 7.5% per annum, payable in 24 monthly installments of approximately $27 thousand beginning on July 1, 2009 and each month thereafter until paid in full (the “Note”).  In connection with the issuance of the Note, Amacore entered into a Guaranty Agreement (the “Guaranty”), pursuant to which Amacore guaranteed the payment of the Note by Zurvita.  The Company recognized a loss on settlement of $600 thousand which is included in professional fees in the accompanying consolidated statement of operations.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. None of our current board members are independent with respect to NASDAQ rule 4200(a)(15), which states a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Shareholder Communications

Shareholder communications may be sent to our board of directors by mail addressed to: Board of Directors, Zurvita Holdings, Inc., 800 Gessner, Houston, Texas 77024.

Additional Information

You may request a copy of public filings made by the Company with the SEC, by writing to our Corporate Secretary at Zurvita Holdings, Inc., 800 Gessner, Houston, Texas 77024. Copies of the documents mentioned above also may be found on the SEC’s EDGAR database at www.sec.gov.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned for services for the two most recently completed years by (i) Zurvita Holdings’s Co-Chief Executive Officer’s and (ii) the one additional most highly compensated executive officers whose total compensation during the period from January 1, 2008 (Date of Inception) to December 31, 2008 and for the seven months ended July 31, 2009 exceeded $100 thousand.

Name and Principal Position	Year	Base Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total Compensation ($)

Jay Shafer	2008	-		-	-	-	-	-	-	-
Co-Chief Executive Officer and Director	2009	-		-	-	-	-	-	-	-

Mark Jarvis	2008	424,615		-	164,230	-	-	-	-	588,845
Co-Chief Executive Officer	2009	295,385	(2)	-	168,557	-	-	-	-	463,942

Jason Post	2008	-		-	-	-	-	-	-	-
Chief Financial Officer	2009	-		-	-	-	-	-	-	-

(1)  Represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R.  For a discussion of valuation assumptions, see Note 15 to the financial statements contained in this transition Report of Form 10K.

(2) Represents the compensation dollar amount paid from January 1, 2009 through July 31, 2009.

Narrative Disclosure to Summary Compensation Table
Employment Agreement with Mark Jarvis

Immediately following the closing of the Share Exchange Transaction, the Company entered into an employment agreement with Mark Jarvis (the “Jarvis Agreement”), pursuant to which Mr. Jarvis agreed to serve as Co-CEO of the Company for a term of two years.  Pursuant to the Jarvis Agreement, Mr. Jarvis shall receive annual compensation of $480 thousand (the “Base Salary”).  Mr. Jarvis shall also be entitled certain other benefits, including health insurance, as may be provided to other comparable executives of Zurvita Holdings.  In addition, within 30 days of the execution of the Jarvis Agreement, the Company shall place 1.8 million shares of the Company’s common stock in escrow on behalf of Mr. Jarvis pursuant to the Company’s 2009 Incentive Stock Plan (the “Initial Jarvis Shares”). The Initial Jarvis Shares shall be subject to a vesting period pursuant to which (i) 900.6 thousand shares shall vest on July 30, 2010, and (ii) 900 thousand shares shall vest on July 30, 2011.  In addition, in the event that for the first quarter ending six months after July 30, 2009 Zurvita Holdings is cash flow positive, the Company shall, within 30 days of the Company filing its Form 10-Q, issue to Mr. Jarvis 1.8 shares if such shares were issued on July 30, 2009 would own 5% of the issued and outstanding shares of the Company (the “Performance Shares”). Alternatively, for the two quarters ending six (6) months after Start-Up Period, (“Extended Measuring Quarters”), should the average Zurvita Holdings monthly cash flow during the Extended Measuring Quarters, as documented on the monthly cash flow statements, and verified in the Quarterly Report(s), be operationally cash flow positive, the Performance Shares shall be issued to Executive.  The Performance Shares shall be issued under the Company’s 2009 Incentive Stock Plan and shall be subject to a one year vesting period from the time of initial grant.  In addition to his Base Salary, Mr. Jarvis shall also be eligible to receive certain incentive bonus compensation (the “Incentive Bonus”) based upon the revenue generated by Zurvita Holdings.  Mr. Jarvis’ Incentive Bonus shall be calculated as 10% of Zurvita Holdings net income.  If Mr. Jarvis’ employment is terminated by the Company as a result of his disability (as such term is defined in the Jarvis Agreement), Mr. Jarvis shall be entitled to receive a lump sum payment equal to his (i) accrued but unpaid Base Salary, (ii) any outstanding expense reimbursements, (iii) any accrued but unpaid Incentive Bonus, (iv) a monthly amount, which when added to any amounts received by Mr. Jarvis from any disability policy in effect at the time of his disability, will equal Mr. Jarvis’ Base Salary for the 12 month period following the date of disability termination.

None of the named executive officers of Zurvita Holdings held any options at December 31, 2008.

2009 Incentive Stock Plan

Following the closing of the Share Exchange Transaction, our Board of Directors adopted the 2009 Incentive Stock Plan (the 2009 Plan), pursuant to which we reserved for issuance 6 million shares of our common stock to be used as awards to employees, directors, consultants, and other service providers. The purpose of the 2009 Plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success. It is currently anticipated that we will adopt a separate plan for our Board of Directors. Under the proposed 2009 Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2009 Plan will be administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors.

Director Compensation

Following the closing of the Share Exchange Transaction, our Board of Directors intends to adopt the Zurvita Holdings Non-Employee Director Compensation Policy (the “Director Compensation Policy”).  Pursuant to the Director Compensation Policy, each Eligible Director (as such term is defined in the Director Compensation Policy) shall be entitled to a fee of $1 thousand per telephonic meeting of the Board of Directors and $2 thousand for live meetings of the Board of Directors (the “Meeting Fees”).  The Meeting Fees shall be payable in shares of the Company’s common stock issued under the 2009 Plan based upon the closing price of the Company’s common stock as reported on the OTC Bulletin Board on the day preceding the meeting.  All Eligible Directors shall also be entitled to reimbursement from the Company for their reasonable travel to and from meetings of the Board of Directors and reasonable logging and meal expenses incident thereto.

Family Relationships

Tracy Jarvis who is Mark Jarvis’ spouse has a commission agreement with the Company to recognize her for the past efforts in founding Zurvita Holdings and developing of Zurvita Holdings’s business, marketing and compensation plans as well as her involvement in the recruitment of independent marketing representatives.  Significant terms of the agreement are detail below:

Relationship – Tracy is designated as the master representative of the Company.  All existing and future independent representatives of the Company shall be in her downline and placed underneath her in the Company’s genealogy structure.

Compensation – As sole compensation for her services, she will receive commissions based on her position in the Company’s downline for the sale of commissionable products.

Term – The agreement is effective as of July 29, 2009 and shall continue so long as the Company and its successors or assigns sell commissionable products through independent representatives.

Tracy will continue work with the Company to grow its independent representative base as well as consult on products and commission structures.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information known to us with respect to the beneficial ownership (as defined in Instruction 4 to Item 403 of Regulation S-K under the Securities Exchange Act of 1934) of our Common Stock by (i) each person who we anticipate being a beneficial owner of more than five percent (5%) of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group.  Except as otherwise listed below, the address of each person is 800 Gessner, Houston, Texas 77024.

With respect to the dispositive control over shares, the control rests with the board of directors for both OmniReliant and Amacore, while for Vicis the control rests with executive management.

Name and Address of Beneifical Owner (1)	Amount and Nature Of Beneficial Ownership (2)		Percentage of Class (2)

Executive Officers and Directors:
Richard Diamond (5)	-		-
Mark Jarvis	-	(3)	-
Jay Shafer (6)	-		-
Paul Morrison (5)	-		-
Christopher Phillips (5)	-		-
Guy Norberg (6)	-		-
Jason Post (6)	-		-
All officers and directors as a group (7 persons) (7)	-		-

Other Beneficial Owners:
The Amacore Group, Inc.	37,240,000		33%
Vicis Capital Master Fund	56,000,000	(4)	50%
OmniReliant Holdings, Inc.	15,200,000		14%

(1) Unless otherwise indicated, the address for each individual listed in this column is c/o Zurvita Holdings, Inc., 800 Gessner, Houston, TX 77024.

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of this table, 56,440,000 million shares of our common stock outstanding as of July 31, 2009, together with securities exercisable or convertible into shares of our Common Stock within 60 days of July 31, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of July 31, 2009, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Pursuant to the terms of Mr. Jarvis’ employment agreement, the Company granted 1,800,625 shares of the Company’s common stock to Mr. Jarvis pursuant to the Company’s 2009 Incentive Stock Plan (the “Initial Jarvis Shares”). The Initial Jarvis Shares are subject to a vesting period pursuant to which (i) 900,625 shares shall vest on July 30, 2010, and (ii) 900,000 shares shall vest on July 30, 2011. These shares were excluded from this table as they were neither vested as of July 31, 2009 nor will they be vested within 60 days of July 31, 2009.

(4) Includes 28,000,000 shares of Common Stock issuable upon exercise of outstanding convertible preferred stock and 28,000,000 shares of Common Stock issuable upon exercise of outstanding warrants.

(5) Beneficial owners address: 14375 Myerlake Circle, Clearwater, Florida 33760

(6) Beneficial owners address: 485 N. Keller Rd., Maitland, Florida 32751

(7) To the best of the Company's knowledge, the ownership amounts reflect accurately the named officers' and beneficial owners' current holdings as of the date of this analysis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

Other than the transactions described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

•	Any of our directors or executive officers;
•	Any person proposed as a nominee for election as a director
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of any class of voting securities;
•	Any of our promoters;
•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

During the seven months ended July 31, 2009 and the period from January 25, 2008 (Date of Inception) to December 31, 2008, the Company received approximately $2.6 million and $5.7 million of equity contributions from its majority stockholder, Amacore, respectively.

There are immediate family members of Mr. Jarvis, who operate as Independent Business Owners (“IBO”) who were paid agent advances and commission compensation which amounted to approximately $37 thousand and approximately $37 thousand, respectively, for the seven months ended July 31, 2009, for work in which they perform on behalf of the Company.

Repurchase Agreement

On the Closing Date, the Company also entered into the Repurchase Agreement with Mr. Taylor, pursuant to which the Company repurchased from Mr. Taylor an aggregate of 2 million shares of Common Stock, which represented 66.7 percent of the Company’s shares of Common Stock then issued and outstanding, for an aggregate purchase price of $210 thousand.

Agreement with OmniReliant Holdings, Inc.

Zurvita Holdings entered into an Advertising and Marketing Agreement with OmniReliant Holdings, Inc., pursuant to which Zurvita agreed to provide placement of advertising for OmniReliant on its website and OmniReliant agreed to provide Zurvita with certain marketing services.  The marketing services to be provided by OmniReliant include the production of infomercials, video production services, management of call centers, buying and fulfillment services.  In consideration for such services, OmniReliant received an aggregate of 3.8 million shares of the Company’s common stock which was valued at $657 thousand.

Agreement with Amacore Group, Inc.

Zurvita Holdings entered into a Marketing and Sales Agreement with its majority stockholder, Amacore, pursuant to which Amacore agreed to provide certain services to Zurvita Holdings.  In addition, pursuant to the Amacore Agreement, Zurvita shall continue to have the right to benefit from certain agreements which Amacore maintains with product and service providers.

Director Independence

Our common stock is quoted on the OTC bulletin board interdealer quotation system, which does not have director independence requirements. None of our current board members are independent with respect to NASDAQ rule 4200(a)(15), which states a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services performed by our principal accountants, McGladrey & Pullen, LLP for the audit of our annual financial statements and review of financial statements for the period ended July 31, 2009 and for the period from January 25, 2008 (Date of Inception) through December 31, 2008, respectively, and fees billed for other services rendered by McGladrey & Pullen, LLP during such years.

	Successor	Predecessor
	For the Period from January 1, 2009 through July 31, 2009	For the Period from January 25, 2008 (Date of Inception) through December 31, 2008
Audit Fees	62,925	-
Tax Fees	-	-
Other	-	-
Total	$62,925	$-

Pre-Approval Policy And Procedures

We may not engage our independent auditors to render any audit or non-audit service unless our Board approves the service in advance.

Item 15. Exhibits

Exhibit Number	Description	Document Location
2.1	Share Exchange Agreement by and among Red Sun Mining, Inc., Zurvita, Inc. and the shareholders of Zurvita, Inc. dated July 30, 2009	Exhibit 2.1 to the Current Report on Form 8-K filed on August 5, 2009.
3.1	Certificate of Amendment	Exhibit 3.1 to the Current Report on Form 8-K filed on August 5, 2009.
3.2	Certificate of Amendment to the Certificate of Incorporation	Exhibit 3.1 to the Current Report on Form 8-K filed on August 25, 2009.

4.1	Series A Convertible Preferred Stock Certificate of Designation	Exhibit 4.1 to Form 8-K filed on August 5, 2009.

4.2	Form of Series A Common Stock Purchase Warrant Certificate 1 between Red Sun Mining, Inc. and Vicis Capital Master Fund	Exhibit 4.2 to Form 8-K filed on August 5, 2009.

4.3	Form of Series A Common Stock Purchase Warrant Certificate 2 between Red Sun Mining, Inc. and Midtown Partners & Co., LLC.	Exhibit 4.3 to the Annual Report on Form 8-K filed on August 5, 2009.

4.4	Securities Purchase Agreement by and among Red Sun Mining, Inc., and Vicis Capital Master Fund dated July 30, 2009.	Exhibit 4.4 to the Annual Report on Form 8-K filed on August 5, 2009.

10.1	Advertising and Marketing Agreement by and between Zurvita, Inc. and OmniReliant Holdings, Inc. dated July 30, 2009	Exhibit 10.14 to the Annual Report on Form 8-K filed on August 5, 2009.

10.2	Marketing and Sales Agreement by and between The Amacore Group, Inc. and Zurvita, Inc. dated July 30, 2009	Exhibit 10.2 to the Annual Report on Form 8-K filed on August 5, 2009.

10.3	Employment Agreement with Mark Jarvis dated July 30, 2009	Exhibit 10.3 to the Annual Report on Form 8-K filed on August 5, 2009.

10.4	Commission Agreement with Tracy Jarvis dated July 30, 2009	Exhibit 10.4 to the Annual Report on Form 8-K filed on August 5, 2009.

10.5	Securities Purchase Agreement by and among Zurvita Holdings, Inc., and Midtown Partners & Co., LLC dated October 6, 2009.	Exhibit 10.14 to the Annual Report on Form 8-K filed on October 6, 2009.

10.6	Series B Convertible Preferred Stock Certificate of Designation Marketing and Sales Agreement by Zurvita Holdings, Inc. dated October 6, 2009	Exhibit 10.2 to the Annual Report on Form 8-K filed on October 6, 2009.

10.7	Form of Series B Common Stock Purchase Warrant Certificate between Zurvita Holdings, Inc. and Midtown Partners & Co., LLC.	Exhibit 10.3 to the Annual Report on Form 8-K filed on October 6, 2009.

10.8	Securities Purchase Agreement by and among Zurvita Holdings, Inc., and Beyond Commerce, Inc. dated October 9, 2009	Exhibit 10.4 to the Annual Report on Form 8-K filed on October 9, 2009.

10.9	License and Marketing Agreement between OmniReliant Holdings, Inc. and Zurvita Holdings, Inc. dated October 9, 2009	Exhibit 10.3 to the Annual Report on Form 8-K filed on October 9, 2009.

10.10	6% Promissory Note dated October 9, 2009 due October 9, 2012	Exhibit 10.4 to the Annual Report on Form 8-K filed on October 9, 2009.

31.1	Certification of the Co-Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 adopted by Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

31.2	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 adopted by Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).	Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2009	/s/ Jay Shafer
Jay Shafer
Co-Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the 12th day of November, 2009 in the capacities indicated.

/s/ Jay Shafer
Jay Shafer
Co-Chief Executive Officer and
Director

/s/ Mark Jarvis
Mark Jarvis
Co-Chief Executive Officer

/s/  Jason Post
Jason Post
Chief Financial Officer

/s/  Richard Diamond
Richard Diamond
Director

/s/  Paul Morrison
Paul Morrison
Director

 /s/  Chris Phillips
Chris Phillips
Director

 /s/  Guy Norberg
Guy Norberg
Director

Exhibit Index

Exhibit Number	Description

31.1	Certification of the Co-Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 adopted by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C Section 1350).

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets - Successor - July 31, 2009 - Predecessor - December 31, 2008	F-3
Consolidated Statements of Operations - Successor - For the Seven Months Ended July 31, 2009; Precedessor For the Period from January 25, 2008 (Date of Inception) through December 31, 2008	F-4
Consolidated Statements of Cash Flows - Successor - For the Seven Months Ended July 31, 2009; Precedessor For the Period from January 25, 2008 (Date of Inception) through December 31, 2008	F-5
Consolidated Statements of Stockholders' Deficit	F-6
Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Zurvita Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Zurvita Holdings, Inc. and subsidiaries as of July 31, 2009 and December 31, 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the seven months ended July 31, 2009 and for the period from January 25, 2008 (date of inception) through December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zurvita Holdings, Inc. and subsidiaries as of July 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for the seven months ended July 31, 2009 and for the period from January 25, 2008 (date of inception) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Zurvita Holdings, Inc. and subsidiaries' internal control over financial reporting as of July 31, 2009, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has not generated sufficient cash flows from operations to meet its needs.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  McGladrey & Pullen, LLP

Orlando, Florida
November 12, 2009

ZURVITA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	Successor	Predecessor
	July 31, 2009	December 31, 2008
ASSETS
Current assets
Cash	$1,390,953	$-
Accounts receivable	47,732	10,963
Agent advanced compensation	927,002	622,206
Deferred marketing costs	657,400	-
Total current assets	3,023,087	633,169

Property, plant and equipment (net of accumulated depreciation of $31,604 and $11,802 for 2009 and 2008, respectively)	112,036	131,758

Agent advanced compensation	271,344	507,299
Legal retainer	-	50,000
Merchant account deposit	115,333	115,333
Other assets	24,126	8,216
Total assets	$3,545,926	$1,445,775

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$471,081	$204,626
Notes payable - current	787,237	-
Accrued expenses	148,001	664,458
Deferred revenue	934,321	1,085,676
Income tax payable	35,276	16,133
Total current liabilities	2,375,916	1,970,893

Notes payable - long term	284,967	-
Fair value of warrants	549,780	-
Total liabilities	3,210,663	1,970,893

Redeemable Preferred Stock	1,211,000	-

Commitments and contingencies (Note 17)

Stockholders' deficit
Common stock ($.0001 par value, 100,000,000 shares
authorized; 64,440,000 and 49,240,000 shares issued and
56,440,000 and 49,240,000 shares outstanding as of July 31, 2009 and
December 31, 2008, respectively)	6,444	4,924
Treasury Stock	(210,000)	-
Additional paid-in capital	9,094,182	5,693,981
Accumulated deficit	(9,766,363)	(6,224,023)
Total stockholders' deficit	(875,737)	(525,118)

Total liabilities and stockholders' deficit	$3,545,926	$1,445,775

The accompanying notes are an integral part of these financial statements.

ZURVITA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Successor	Predecessor
	For the Seven Months Ended July 31, 2009	For the Period from January 25, 2008 (Date of Inception) through December 31, 2008
REVENUES
Commissions	$65,876	$458
Marketing fees and materials	1,783,676	1,238,919
Membership fees	964,897	1,065,332
Total revenues	2,814,449	2,304,709

COST OF SALES
Benefit and service cost	412,676	481,933
Sales commissions	1,704,331	2,465,238
Total cost of sales	2,117,007	2,947,171

GROSS PROFIT (LOSS)	697,442	(642,462)

OPERATING EXPENSES
Depreciation	19,722	11,882
Office related expenses	124,239	181,528
Payroll and employee benefits	758,164	943,000
Professional fees	1,409,565	2,286,433
Selling and marketing	1,878,349	1,757,873
Travel	66,285	384,712
Total operating expenses	4,256,324	5,565,428

Loss from operations before other income (expense)	(3,558,882)	(6,207,890)

OTHER INCOME (EXPENSE)
Gain on settlement of liability	38,700	-
Interest expense	(3,014)	-
Total other income (expense)	35,686	-

Loss before income taxes	(3,523,196)	(6,207,890)

Income taxes	19,144	16,133

Net loss	$(3,542,340)	$(6,224,023)

Basic and diluted loss per share	$ (0.07)	$ (0.13)

Basic and diluted weighted average number of common shares outstanding	49,307,924	49,240,000

The accompanying notes are an integral part of these financial statements.

ZURVITA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Shares Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit		Total Stockholder's Deficit
Balance, January 25, 2008	-	$-	$-	$-		$-		$-

Reverse recapitalization	49,240,000	4,924	-	(4,923)		-		1

Contributions of capital	-	-	-	5,534,674		-		5,534,674

Share based compensation (non-cash capital contribution)	-	-	-	164,230		-		164,230

Net loss	-	-	-	-		(6,224,023)		(6,224,023)

Balance, December 31, 2008	49,240,000	$4,924	$-	$5,693,981	$	(6,224,023)	$	(525,118)

Contributions of capital	-	-	-	2,564,382		-		2,564,382

Share based compensation (non-cash capital contribution)	-	-	-	179,757		-		179,757

Issuance of common stock for marketing agreement	15,200,000	1,520	-	655,880		-		657,400

Treasury stock purchase	-	-	(210,000)	-		-		(210,000)

Net assets acquired of Red Sun			-	182		-		182

Net loss	-	-	-	-		(3,542,340)		(3,542,340)

Balance, July 31, 2009	64,440,000	$6,444	$(210,000)	$9,094,182		$(9,766,363)		$(875,737)

The accompanying notes are an integral part of these financial statements.

ZURVITA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Successor	Predecessor
	For the Seven Months Ended July 31, 2009	For the Period from January 25, 2008 (Date of Inception) through December 31, 2008
Cash flows from operating activities
Net loss	$(3,542,340)	$(6,224,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,722	11,882
Share-based compensation	190,537	164,230
Gain on extinguishment of liabilities	38,700	-
Loss on legal settlement	600,000	-
Changes in operating assets and liabilities
Increase in accounts receivable	(36,771)	(10,963)
Increase in agent advanced compensation	(68,841)	(1,129,505)
(Increase) decrease in legal retainer	50,000	(50,000)
Increase in merchant account deposits	-	(115,333)
Increase in other assets	(15,909)	(8,216)
Increase (decrease) in accounts payable and accrued expenses	(269,558)	1,110,321
Increase (decrease) in deferred revenue	(151,355)	1,085,676
Net cash used in operating activities	(3,185,815)	(5,165,931)

Cash flows from investing activities
Purchase of property and equipment	-	(143,640)
Funds obtained from reverse recapitalization	182	-
Net cash provided by (used in) investing activities	182	(143,640)

Cash flows from financing activities
Contributions of capital from The Amacore Group, Inc.	2,564,382	5,309,570
Net proceeds from borrowings from related parties	523,190	-
Proceeds from sale of preferred stock	1,750,000	-
Proceeds from sale of common stock	-	1
Principal payments on notes payable	(50,986)	-
Repurchase of treasury stock	(210,000)	-
Net cash provided by financing activities	4,576,586	5,309,571

Net change in cash balance	$1,390,953	$-

Beginning cash	-	-

Ending cash	$1,390,953	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$3,014	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ZURVITA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS JANUARY 1, 2009 THROUGH JULY 31, 2009
AND
JANUARY 25, 2008 (DATE OF INCEPTION) THROUGH DECEMBER 31, 2008

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Our consolidated financial statements include the accounts of the Zurvita Holdings, Inc. (Company) and our wholly-owned subsidiaries, Red Sun Mining, Inc. (Red Sun) and Zurvita, Inc. (Zurvita).  Material intercompany transactions and balances have been eliminated upon consolidation.  Zurvita is a provider of products and benefits through the use of a multi-level marketing distribution channel which consist of independent business operators.  The products marketed include residential gas and electricity energy rate plans, discount healthcare benefits and discount benefits on various retail products and services.  Zurvita also markets numerous low cost ancillary products such as home warranty, legal assistance and restoration services for identity theft and consumer credit.  Red Sun was a shell company and has not yet realized any revenues from its planned operations.

On July 30, 2009, Zurvita completed a share exchange with Red Sun, a publicly traded shell company.  All of the outstanding shares of Zurvita were exchanged for 9.3 million shares of Red Sun.  As a result of the transaction, Red Sun experienced a change in control and ceased to be a shell company, and Zurvita became its wholly-owned subsidiary, and the former shareholders of Zurvita  became the owners of approximately 66 percent of the Company’s issued and outstanding shares of common stock and 44 percent of the voting rights of total equity securities outstanding (after giving effect to subsequent issuances of common stock).  Consequently, the transaction was accounted for as a recapitalization with Zurvita designated as the accounting acquirer. The combined entity elected to change its name from Red Sun Mining, Inc. to Zurvita Holdings, Inc. while maintaining Red Sun’s previous status as a SEC registrant, and we are continuing the business plan of Zurvita only.

As a result of Zurvita being treated as the accounting acquirer, the historical financial statements of the consolidated entity, prior to the recapitalization, are those of Zurvita. Therefore, the consolidated balance sheet as of December 31, 2008 includes Zurvita’s financial activity at historical amounts.  In contrast, the consolidated balance sheet as of July 31, 2009 is a combination of Zurvita and Red Sun accounts.  Historical stockholders’ equity of Zurvita prior to the merger was retroactively restated for the equivalent number of shares received in the merger after giving effect to the difference in par value of the Red Sun’s and Zurvita’s stock with an offset to paid-in capital.  The accumulated deficit of Zurvita has been carried forward after the recapitalization.  Earnings per share for the periods prior to the merger have been restated to reflect the number of equivalent share received by the Zurvita shareholders.

As a result of this transaction, Zurvita changed its fiscal year end from December 31 to July 31.  For comparative purposes, the predecessor company’s financial activity for the seven months ended July 31, 2009 and the period from January 25, 2008 (Date of Inception) through July 31, 2008 is provided below.

		(Unaudited)
	For the Seven Months Ended July 31, 2009	For the Period from January 25, 2008 (Date of Inception) through July 31, 2008

Revenues	$2,814,449	$672,938

Cost of Sales	2,117,007	1,077,446

Gross Profit (Loss)	697,442	(404,508)

Operating Expenses	4,256,324	2,847,926

Total Other Income	35,686	-

Net loss before income taxes	(3,523,196)	(3,252,434)

Income taxes	19,144	4,711

Net loss	$(3,542,340)	$(3,257,145)

Basic and diluted loss per share	$(0.07)	$(0.07)

Basic and diluted weighted average number of common shares outstanding	$49,307,924.00	$49,240,000.00

On August 19, 2009, the Company had a one (1) for four (4) forward split of the outstanding Zurvita Holdings, Inc. common stock. The record date for the forward split was August 11, 2009 but has retroactive treatment to be effective as of January 25, 2008.  The number of issued and outstanding common shares prior to and subsequent to the effect of the forward split was 14.11 million and 56.44 million, respectively.  The Company’s calculation of Earnings Per Share has reflected this stock split.

Management’s Assessment of Liquidity

Since the Company’s inception, the Company has primarily met its operating cash requirements through equity contributions from The Amacore Group, Inc., who was the Company’s sole shareholder prior to the July 30, 2009 share exchange between the Company and Zurvita, Inc.  Since the share exchange, the Company has sold several series of preferred stock for gross proceeds of $3.75 million. We are using the proceeds from the sale of preferred stock to subsidize the Company’s operations as the Company’s revenues are not currently sufficient to support the Company’s current operations.

The Company believes that its cash resources, together with increasing revenue and assuming the continued support of its related party stockholders, will be sufficient to sustain current planned operations for the next 12 months. The Company raised $3.75 million from the sale of preferred stock in two tranches completed in July 2009 and October 2009.   Additional cash resources may be required should the Company not meet its sales targets, exceed its projected operating costs, wish to accelerate sales or complete one or more acquisitions or if unanticipated expenses arise or are incurred.

The Company does not currently maintain a line of credit or term loan with any commercial bank or other financial institution and has not made any other arrangements to obtain additional financing.  We can provide no assurance that we will not require additional financing.  Likewise, we can provide no assurance that if we need additional financing that it will be available in an amount or on terms acceptable to us, if at all.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

At July 31, 2009, the Company had positive working capital of approximately $647 thousand and an accumulated deficit of approximately $9.8 million.  For the seven months ended July 31, 2009, the Company had a net loss of approximately $3.5 million.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements for Zurvita Holdings, Inc. (referred to herein as the “Company,” “Zurvita Holdings,” “we,” “us” or “our”) and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America.

Revenue Recognition

Membership Fees

The Company recognizes revenues from membership fees as earned for the sales of health-related discount benefit plans and other lifestyle discount benefit programs, such as household protection and personal financial services.   These arrangements are generally renewable monthly and revenue is recognized over the renewal period.  As these products often include elements sold through contracts with third-party providers, the Company considers each contractual arrangement in accordance with EITF 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent (EITF 99-19). The Company’s current contracts meet the requirements of EITF 99-19 for reporting revenue on a gross basis. The Company records a reduction in revenue for estimated refunds, chargebacks from credit card companies, and allowances based upon experience and management’s evaluation of current facts and circumstances. Refunds and chargebacks totaled approximately $66 and $80 thousand for the seven months ended July 31, 2009 and the period from January 25, 2008 (Date of Inception) through December 31, 2008, respectively.  An estimate for refunds and chargebacks of approximately $10 thousand is included in accrued expenses in the accompanying consolidated balance sheets as of July 31, 2009 and December 31, 2008.

Commissions

The Company is paid a commission for its sales of third-party products. Commissions are recognized as products are sold and services performed and the Company has accomplished all activities necessary to complete the earnings process.

Marketing Fees and Materials

The Company markets certain of its products through a multi-level sales organization whereby independent distributors establish their own network of associates. The independent distributors pay the Company a fee to become marketing representatives on behalf of the Company. In exchange, the representatives receive access, on an annual basis, to various marketing and promotional materials and tools as well as access to customized management reports; accordingly, revenue from marketing fees is recognized over an annual period.  The Company also earns ancillary revenue from the sale of marketing materials recognized when marketing materials are provided to the representatives.

Concentration of Credit Risk

At certain times during the year, the Company’s bank deposits exceed the amounts insured by the FDIC. As of seven months ended July 31, 2009, the Company had $1.1 million in excess of FDIC insured limits.  Should the financial institution cease operations when the Company’s deposit balances exceed FDIC insured limits, it would be a significant disruption to the Company’s cash flow.  Management continually monitors the Company’s banking relationships to lessen this risk.  Additionally, all of the Company’s credit card processing is with one merchant processor, as well as all multi-level marketing sales commission payments are calculated by a third-party service provider.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates requiring a high degree of  management’s subjective judgment include sales refund, capitalization of certain assets, depreciable/amortizable lives, the expected volatility of common stock, and the fair value of common stock and warrants issued for services or in connection with the sale of redeemable preferred stock.  Due to the uncertainty inherent in such estimates, actual results may differ from those estimates.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. At July 31, 2009 and December 31, 2008, no allowance was recorded.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense as incurred.  The Company provides for depreciation and amortization using the straight-line method over the estimated useful lives of the property as follows: computer hardware, 3 years; furniture and fixtures, 7 years; equipment and machinery, 5 years; and leasehold improvements, the shorter of the term of the lease or the life of the asset.  When assets are retired or otherwise disposed of, the assets and related accumulated depreciation are eliminated from the accounts and the resulting gain or loss is reflected in the results of operations.

Share-Based Compensation

The Company accounts for share-based payments in accordance with Statement of Financial Accounting Standards No. 123R, Share Based Payment (SFAS 123R).  SFAS 123R requires that the cost resulting from all share-based payment transactions, including those awarded by the parent, be recognized in the financial statements.  SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value-based measurement method in accounting for share-based payment transactions.  The Company uses the Black-Scholes Option Pricing Model in computing fair value of warrant instrument issuances.  The fair value of share based compensation awarded by the majority stockholder is reflected as share based compensation expense and as a capital contribution in the Company’s financial statements over the requisite service period.

Convertible Instruments

The Company reviews the terms of convertible preferred stock for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the host instrument. The resulting discount to the redemption value of convertible preferred securities is accreted through periodic charges to dividends over the period to the earliest conversion date using the effective interest rate method.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as detachable warrants and the embedded conversion features of preferred instruments that are indexed to the Company’s common stock are classified as liabilities when either (a) the holder possesses rights to net-cash settlement or (b) physical or net share settlement is not within the control of the Company. In such instances, net-cash settlement is assumed for financial accounting and reporting. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Option Pricing Model.

Beneficial conversion features in preferred stock instruments that are not derivative financial instruments are accounted for pursuant to Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios EITF 98-5 and  Application of Issue No. 98-5 to Certain Convertible Instruments EITF 00-27 by recording the intrinsic value of the embedded conversion feature as a discount from the initial value of the instrument and accreted back to face value to the earliest conversion date using the effective interest rate method.

Income Taxes

We account for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109).  Under SFAS 109, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We also follow guidance of Financial Accounting Standards Board’s Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 clarified the accounting for uncertainty in an enterprise's financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires us to evaluate our open tax positions that exist on the date of initial adoption in each jurisdiction.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained.  The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, we believe it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any.  Tax positions taken are not offset or aggregated with other positions.  Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority.  The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized tax benefits are classified as income tax expense in the statement of operations.

Fair Value Measurements

On January 25, 2008, we adopted Statement of Financial Accounting Standard No. 157 Fair Value Measurements (SFAS 157).  SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition.  However, in certain cases, the transaction price may not represent fair value. Prior to SFAS 157, the fair value of a liability was often based on a settlement price concept, which assumed the liability was extinguished.  Under SFAS 157, fair value is based on the amount that would be paid to transfer a liability to a third party with the same credit standing. SFAS 157 requires that fair value be a market-based measurement in which the fair value is determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant.  Accordingly, fair value is no longer determined based solely upon the perspective of the reporting entity.  When quoted prices are not used to determine fair value, SFAS 157 requires consideration of three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach.  SFAS 157 requires that entities determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs.  SFAS 157 prioritizes the inputs to fair valuation techniques and allows for the use of unobservable inputs to the extent that observable inputs are not available.  SFAS 157 establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation.  SFAS 157 defines the input levels as follows:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2
Quoted prices in markets that are not active or inputs that are observable either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities other than quoted prices in Level 1, quoted prices in markets that are not active, or other inputs that are observable or can be derived principally from or corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3
Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities.  Unobservable inputs reflect the reporting entity’s own assumptions about the assumptions that market participants would use in pricing the asset or liability.  Level 3 assets and liabilities include those whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as those for which the determination of fair value requires significant management judgment or estimation.

Earnings Per Share

The Company follows the provisions of Statement of Financial Accounting Standard No. 128, Earnings Per Share (SFAS 128) which requires the disclosure of basic and diluted earnings per common share for all periods presented.  Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic loss per share when the issuance of the shares is no longer contingent.

Reclassifications

Certain amounts within the operating expense category of the statement of operations for the period year have been reclassified to conform to the current period presentation.

Subsequent Events

The Company has evaluated subsequent events through November 12, 2009, the date on which the financial statements were issued.  See Note 20 for a discussion of subsequent events noted.

Recent Accounting Pronouncements

We have reviewed accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We believe that the following impending standards may have an impact on our future filings.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In April 2009, Financial Accounting Standards Board (“FASB”) issued Staff Position FSP No. FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” (“FSP No. FAS 107-1”).  This FSP amends Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting period ending after June 15, 2009.  As this pronouncement is only disclosure-related, it did not have an impact on our financial position and results of operations. The Company’s adoption of FSP No. 107-1 and APB 28-1 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 is a revision to FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and will require more information about transfers of financial assets, including securitization transactions, and where companies have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity”, changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009. Early adoption is prohibited. The Company’s adoption of SFAS No. 166 is not expected to have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In July 2009, the FASB Accounting Standards Codification (“Codification”) became the single source of authoritative generally accepted accounting principles (“GAAP”) in the United States. The previously existing GAAP hierarchy consisted of four levels of authoritative accounting and reporting guidance (levels A through D), including original pronouncements of the FASB, Emerging Issues Task Force abstracts and other accounting literature. The Codification eliminates this hierarchy and replaced the previously existing GAAP (other than rules and interpretive releases of the SEC) with just two levels of literature: authoritative and nonauthoritative.  This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on our present or future financial statements.

NOTE 3 – NONCASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during  the seven months ended July 31, 2009 and for the period from January 25, 2008 (Date of Inception) through December 31, 2008.

	For the Seven Months Ended July 31, 2009	For the Period from January 25, 2008 (Date of Inception) through December 31, 2008

Accounts payable paid directly by majority stockholder	$-	$225,104

Deferred marketing agreement	657,400	-

NOTE 4 – AGENT ADVANCED COMPENSATION

The Company entered into loan agreements with certain of its independent sales agents which represent advanced compensation.  The agreements have an approximately 2 year term; however, if an agent is still selling for the Company at the maturity date then the note is forgiven.  Therefore, the Company is expensing them over the term of the loan.  The expense is recognized in selling and marketing expenses on the statement of operations as it is not directly related to sales of product or services.  Approximately $472 thousand and $298 thousand of expense was recognized for the seven months ended July 31, 2009 and the period from January 25, 2008 (Date of Inception) through December 31, 2008, respectively.  As of July 31, 2009 the balance of the loans was approximately $1.2 million.

NOTE 5 – DEFERRED MARKETING AGREEMENT

On July 30, 2009, Zurvita entered into an Advertising and Marketing Agreement with OmniReliant Holdings, Inc., a shareholder, and issued 15.2 million shares of common stock.  The marketing agreement is capitalized at the Company’s estimated fair value of the stock and amortized over the life of the agreement which has a one-year contract term.  See Footnote 10 – Assets and Liabilities Measured at Fair Value for further information on the Company’s determination of fair value.  No amortization was taken for the seven months ended July 31, 2009.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment, net of accumulated depreciation, consist of the following at July 31, 2009 and December 31, 2008:

	Successor	Predecessor
	July 31, 2009	December 31, 2008

Computer hardware	$18,943	$18,943
Furniture and fixtures	43,969	43,969
Equipment and machinery	25,168	25,168
Leasehold improvements	55,560	55,560
	143,640	143,640
Less accumulated depreciation	(31,604)	(11,882)

Total	$112,036	$131,758

Depreciation expense for the seven months ended July 31, 2009 and the period from January 25, 2008 (Date of Inception) through December 31, 2008 was approximately $20 thousand and approximately $12 thousand, respectively.

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following:

	July 31, 2009	December 31, 2008

Promissory note payable; bearing interest of 7.5% per annum; unsecured; principal payments due monthly approximately $27 thousand through July 2011	$549,014	$-

Promissory note payable to related parties (on demand; noninterest bearing; unsecured)	523,190	-

Total notes payable	$1,072,204	$-

Of the notes payable presented in the preceding table, $787 thousand is classified as current maturities as of July 31, 2009.

The following is a schedule of the future maturity payments required under the Company’s promissory notes payable.

As of July 31, 2009

2010	$787,237
2011	284,967
2012	-
2013	-
2014	-
Thereafter	-
$1,072,204

On August 4, 2009, the note payable to The Amacore Group, Inc. was paid off in the amount of approximately $523 thousand

NOTE 8 – ACCRUED EXPENSES

Accrued expenses consist of the following at July 31, 2009 and December 31, 2008:

	Successor	Predecessor
	July 31, 2009	December 31, 2008
Commissions	$97,023	$-
Marketing materials	-	8,485
Payroll	29,252	38,981
Professional fees-legal	3,118	594,420
Refund reserve	10,000	10,000
Rent	-	7,642
Sales tax payble	8,608	4,930
Total	$148,001	$664,458

NOTE 9- DEFERRED REVENUE

Deferred revenue consists of the following at July 31, 2009 and December 31, 2008:

	Successor	Predecessor
	July 31, 2009	December 31, 2008
Deferred marketing fees	$787,603	$974,939
Deferred member fees	146,718	110,737
Total	$934,321	$1,085,676

NOTE 10 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Financial instruments which are measured at estimated fair value in the consolidated financial statements include certain non-compensatory warrants.  The fair value of these warrants was determined by an independent expert valuation specialist using the Black-Scholes Option Pricing Model.

Assets and liabilities measured at estimated fair value and their corresponding fair value hierarchy is summarized as follows:

For the Seven Month Period Ended July 31, 2009
Fair Value Measurements at Reporting Date Using

	Significant Unobservable Inputs (Level 3)	Total Fair Value
Deferred Marketing Costs	$657,400	$657,400
Total Assets	$657,400	$657,400

Warrants	$549,780	$549,780
Total liabilities	$549,780	$549,780

The Company has categorized its assets and liabilities measured at fair value into the SFAS 157 three-level fair value hierarchy, based upon the priority of inputs to respective valuation techniques.  Assets included within level 3 of the fair value hierarchy presented in the preceding table include a marketing agreement which is not required to be fair valued on a recurring basis.  Liabilities included within level 3 of the fair value hierarchy presented in the preceding table include certain warrants which require fair value on a recurring basis.  The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value.

With respect to the deferred marketing agreement which gave rise to the deferred marketing costs, there was no quoted market price for the Company’s securities at the date the Company issued common stock as consideration. Consequently, the Company utilized an independent expert valuation specialist to determine the fair value of stock issued.  The common stock’s fair value was estimated to be $0.04325 per share.  This estimate utilized the Company’s July 30, 2009 sale of convertible preferred stock with common stock warrants.  This was the Company’s sole issuance of securities for cash.  The conversion price of the preferred stock was $0.0625.  The common stock was valued by subtracting the $0.04 fair value of warrants using the Black-Scholes Option Pricing Model from the conversion price of $0.0625.  The deferred marketing costs will not be subject to fair value measuring on a recurring basis.

The changes in level 3 liabilities measured at fair value on a recurring basis during the seven months ended July 31, 2009 are summarized as follows:

	Balance Beginning of Period	Issuance	(Gain) or Loss Recognized in Earning from Change in Fair Value	Balance End of Period

Warrants	$-	$549,780	$-	$549,780

Fair Value of Financial Instruments

The fair values of accounts receivable, accounts payable and accrued expenses approximate their carrying values due to the short term nature of these instruments.  The fair values of notes payable approximate their carrying amounts as interest rates on these obligations are representative of estimated market rates available to the Company on similar instruments.  The promissory note payable to the related party is non-interest bearing, yet due to its short-term nature its representative of fair value.

NOTE 11—REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share.

On July 30, 2009 the company issued 1.75 million shares of Series A Convertible Preferred Stock (the “Convertible Preferred Stock”) for proceeds of $1.75 million which are convertible at a conversion price of $0.0625 (the “Conversion Price”) into 28 million shares (the “Conversion Shares”) of common stock.  The proceeds of $1.75 million were allocated between the preferred stock and detachable warrants based on the relative fair values of $1.21 million and $540 thousand, respectively.  The stated value of each issued share of Convertible Preferred Stock is $1.00 (the “Stated Value”).  Significant rights of the Convertible Preferred Stock are discussed below:

Dividends

The Convertible Preferred Stock does not accrue dividends.

Voting Rights

Each holder of the shares of Convertible Preferred Stock shall have the right to the number of votes equal to the number of Conversion Shares then issuable upon conversion of the Convertible Preferred Stock held by such holder in all matters as to which shareholders are required or permitted to vote, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled to vote, together with the holders of Common Stock as a single class, with respect to any question upon which holders of Common Stock have the right to vote; provided, however, as to any holder of Convertible Preferred Stock, the right to vote such shares shall be limited to the number of shares issuable to such holder pursuant to certain beneficial ownership limitations (as listed below) as of the record date for such vote.  To the extent permitted under applicable corporate law, but subject to certain limitations on corporate actions as disclosed below, the Corporation’s shareholders may take action by the affirmative vote of a majority of all shareholders of the Company entitled to vote on an action.  Without limiting the generality of the foregoing, the Company may take any of the actions by the affirmative vote of the holders of a majority of the Convertible Preferred Stock and the Common Stock and other voting common stock equivalents, voting together as one class.

As long as any shares of Convertible Preferred Stock are outstanding, the Company shall not, without the written consent or affirmative vote of the holders of no-less than 51 percent of the then outstanding stated value of the Convertible Preferred Stock consenting or voting as a separate class from the common stock, the Company shall not, either directly or by amendment, merger, consolidation or otherwise:

(i) amend its certificate or articles of incorporation in any manner that adversely affects the rights of the holders of Convertible Preferred Stock;

(ii) alter or change adversely the voting or other powers, preferences, rights, privileges, or restrictions of the  Convertible Preferred Stock;

(iii) increase the authorized number of shares of preferred stock or  Convertible Preferred Stock or reinstate or issue any other series of preferred stock;

(iv)  redeem, purchase or otherwise acquire directly or indirectly any junior securities or any shares pari passu with the Convertible Preferred Stock;

(v) directly or indirectly pay or declare any dividend or make any distribution in respect of, any junior securities, or set aside any monies for the purchase or redemption (through a sinking fund or otherwise) of any junior securities or any shares pari passu with the Convertible Preferred Stock;

(vi) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a liquidation senior to or otherwise pari passu with the Convertible Preferred Stock; or

(vii) enter into any agreement with respect to any of the foregoing.

Liquidation Preferences

Upon any liquidation, dissolution or winding-down of the Company, whether voluntary or involuntary (a “Liquidation”), the holders of the shares of Convertible Preferred Stock shall be paid in cash, before any payment shall be paid to the holders of common stock, or any other junior stock, an amount for each share of Convertible Preferred Stock held by such holder equal to the sum of the Stated Value thereof (such applicable amount payable with respect to a share of Convertible Preferred Stock sometimes being referred to as the “Individual Preferred Liquidation Preference Payment” and with respect to all shares of Convertible Preferred Stock in the aggregate sometimes being referred to as the “Aggregate Liquidation Preference Payment”).  If, upon such liquidation, dissolution or winding-up of the Company, whether voluntary or involuntary, the assets to be distributed among the holders of shares of Convertible Preferred Stock shall be insufficient to permit payment to the holders of Convertible Preferred Stock of an aggregate amount equal to the Aggregate Liquidation Preference Payment, then the entire assets of the Corporation to be so distributed shall be distributed ratably among the holders of Convertible Preferred Stock (based on the Individual Preferred Liquidation Preference Payments due to the respective holders of Convertible Preferred Stock).

The liquidation value of Convertible Preferred Stock was $1.75 million as of July 31, 2009.

Conversion Rights

Each share of Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the original issue date (subject to beneficial ownership limitations as listed below), and without the payment of additional consideration by the holder thereof, into such number of fully-paid and nonassessable shares of common stock as is determined by dividing the Stated Value per share, by the Conversion Price in effect at the time of conversion.  The Conversion Price originally shall be $0.0625; provided, however, that the Conversion Price, and the rate at which shares of Convertible Preferred Stock may be converted into shares of common stock, shall be subject to adjustment as a result of stock dividends, stock splits, and subsequent equity sales at a price lower than the Convertible Preferred Stock’s Conversion Price. Shares of Convertible Preferred Stock converted into common stock shall be canceled and shall not be reissued.

Beneficial Ownership Limitations

The Company shall not affect any conversion of the Convertible Preferred Stock, and a holder shall not have the right to convert any portion of the Convertible Preferred Stock, to the extent that, after giving effect to the conversion, such holder (together with such holder’s affiliates, and any other person or entity acting as a group together with such holder or any of such holder’s affiliates) would beneficially own in excess 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of Convertible Preferred Stock held by the applicable holder.  The Beneficial Ownership Limitation provisions may be waived by such holder, at the election of such holder, upon not less than sixty one (61) days’ prior notice to the Company, to change the Beneficial Ownership Limitation to 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of Convertible Preferred Stock held by the applicable holder and the provisions of this section shall continue to apply.  Upon such a change by a holder of the Beneficial Ownership Limitation from such 4.99% limitation to such 9.99% limitation, the Beneficial Ownership Limitation shall not be further waived by such holder.

Redemption Rights of the Company

Shares of the Convertible Preferred Stock shall be redeemable, in whole or in part, at the option of the Company, by resolution of its Board of Directors at any time after the original issue date and before the first (1st) anniversary of the original issue date at a price equal to one hundred and ten percent (110%) of the Stated Value.

Redemption Rights of Holder

The Convertible Preferred Stock is redeemable for cash in an amount representing the Stated Value of outstanding Convertible Preferred Stock. The following events give rise to a redemption triggering event:

•	The Company shall be party to a change of control transaction;

•	The Company shall fail to have available a sufficient number of authorized and unreserved shares of common stock to issue to such holder upon a conversion;

Unless specifically addressed elsewhere in the Convertible Preferred Stock’s Certificate of Designation as a Triggering Event, the Corporation shall fail to observe or perform any other covenant, agreement or warranty contained in the Certificate of Designation, and such failure or breach shall not, if subject to the possibility of a cure by the Company, have been cured within 20 calendar days after the date on which written notice of such failure or breach shall have been delivered;

•	There shall have occurred a bankruptcy event or material monetary judgment;

If the Company fails to pay the redemption amount as a result of a triggering event on the date it is due, interest will accrue at a rate equal to the lesser of 18% per year, or the maximum rate permitted by applicable law, accruing daily from the date of the triggering event until the amount is paid in full.

Events that may result in the redemption for cash of preferred stock, and that are not within a company’s control, may require the preferred stock to be classified outside of stockholders’ equity (in the mezzanine section), as required in EITF D-98 Classification and Measurement of Redeemable Securities (EITF D-98). All of the above triggering events are presumed not to be within our control. Accordingly, these instruments are recorded in our balance sheet in the caption Redeemable Preferred Stock, which is outside of stockholders’ equity.  Management estimates the probability of the triggering events to be remote due to the Company’s affiliation with stockholders that represent a majority of the outstanding common and preferred stock.  Therefore, the carrying value of the preferred stock has not been increased to the full redemption value.  The reason the carrying value is not equal to the redemption amount is due to the allocation of value to certain warrants issued in connection with the preferred stock.  The warrants were valued at $540 thousand and the remaining proceeds were allocated to the preferred stock of $1.21 million.

Convertible Preferred Stock outstanding as of July 31, 2009 and December 31, 2008, was 1.75 million shares and 0 shares, respectively.

NOTE 12 - COMMON STOCK

The Company has authorized 100 million common shares with a par value of $0.0001 per share.   On all matters required by law to be submitted to a vote of the holders of common stock, each share of common stock is entitled to one vote per share.

On July 31, 2009, the Company’s majority shareholder effected the Company’s adoption of a long-term incentive stock plan (the “2009 Incentive Stock Plan”). A maximum of 6 million shares of common stock has been authorized to be issued under the 2009 Incentive Stock Plan in connection with the grant of awards, subject to adjustment for corporate transactions, including, without limitation, any stock dividend, forward stock split, reverse stock split, merger or recapitalization. Common stock issued under the 2009 Incentive Stock Plan may be either newly issued shares, treasury shares, reacquired shares or any combination thereof. If common stock issued as restricted stock, restricted stock units or otherwise subject to repurchase or forfeiture rights is reacquired by us pursuant to such rights, or if any award is cancelled, terminates, or expires unexercised, the common stock which would otherwise have been issuable pursuant to such awards will be available for issuance under new awards.

The Board of Directors has the discretion to select to whom awards will be granted; to determine the type, size, terms and conditions of each award; to modify or waive, within certain limits, the terms and conditions of any award; to determine the time when awards will be granted; to establish performance objectives; to prescribe the form of documents representing awards under the 2009 Incentive Stock Plan; and to make all other determinations which it deems necessary, advisable or desirable in the interpretation and administration of the 2009 Incentive Plan. The Board’s decisions are final, conclusive and binding.

On August 19, 2009, the Company had a one (1) for four (4) forward split of the outstanding Zurvita Holdings, Inc. common stock. The record date for the forward split was August 11, 2009 but has retroactive treatment to be effective as of January 25, 2008.  The number of issued and outstanding common shares prior to and subsequent to the effect of the forward split was 14.11 million and 56.44 million, respectively.

NOTE 13 – NON-COMPENSATORY WARRANTS

During the seven month period ended July 31, 2009 the Company issued warrants to purchase an aggregate of approximately 7.14 million shares of common stock.  Due to the forward stock split discussed in Note 1, at July 31, 2009, there were approximately 28.6 million warrants outstanding to purchase common stock, exercisable at $0.0625 per share through 2016.

Certain of these warrants are liability instruments issued in conjunction with preferred stock while others are non-compensatory warrants classified as liability instruments.  These warrants are classified as liability instruments in accordance with EITF Issue No. 00-19 Accounting for Derivative Financial Instruments Indexed to and potentially settled in a Company’s Own Stock as net share settlement is not considered within the Company’s control. As of July 31, 2009, approximately 28.6 million warrants were classified as liabilities.  No warrants were issued, exercised, canceled or expired, outstanding or exercisable at December 31, 2008.

Assumptions used to determine the fair value of the stock options and warrants granted for the seven months ended July 31, 2009 are as follows.  There is no fair value of stock options and warrants granted at December 31, 2008.

Weighted average values:
Expected dividends	0%
Expected volatility	65%
Risk free interest rate	3.22%
Expected life	5 - 7 years

A summary of the status of the Company's non-compensatory warrants classified as liabilities on the balance sheet is presented below.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	-	$-	-	$-
Issued	28,560,000	0.06	6.96	-
Exercised	-	-	-	-
Cancelled or Expired	-	-	-	-
Outstanding at July 31, 2009	28,560,000	$0.06	6.96	$-

Exercisable at July 31, 2009	28,560,000	$0.06	6.96	$-

The following table summarizes the status of warrants outstanding at July 31, 2009:

Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	28,560,000	$ 0.06	6.96

As of July 31, 2009, there was no unrecognized compensation cost related to non-vested warrants as all warrants outstanding are vested.  There were no warrants exercised during the seven months ended July 31, 2009 and the period from January 25, 2008 (Date of Inception) through December 31, 2008 and therefore no intrinsic value associated.  The total fair value of warrants vested during the seven months ended July 31, 2009 was approximately $550 thousand.  The weighted average grant date fair value of warrants granted during the seven months ended  July 31, 2009 and the period from January 25, 2008 (Date of Inception) through December 31, 2008 was $0.02 and $0, respectively.

A summary of the status of the Company's non-vested shares as of July 31, 2009, and the changes during the seven months ended July 31, 2009, is presented below.

	Warrants	Weighted Average Grant-Date Fair Value
Non-vested at January 1, 2009	-	$-
Granted	28,560,000	0.02
Vested	(28,560,000)	-
Forfeited	-	-
Non-vested at July 31, 2009	-	$-

Share-Based Expense

For the seven months ended July 31, 2009, the Company issued to Midtown, for consulting services, a warrant to purchase up to 140 thousand shares of Common Stock at an initial exercise price of $0.25 per share.  Due to the stock split discussed in Note 1, the number of warrants increased to 560 thousand and the exercise price has been adjusted to $0.0625 per share.  The Company recognized $11 thousand share-based expense within the Statement of Operations.  The Company recognized $0 expense for the period from January 25, 2008 (Date of Inception) through December 31, 2008.

NOTE 14 – COMPENSATORY WARRANTS AND STOCK

During 2008, Amacore granted to Mr. Jarvis 800 thousand warrants to purchase common stock in connection with his employment agreement with the Company.  In the event the warrants are exercised, Amacore will issue the corresponding authorized and available common stock to Mr. Jarvis.  The contractual term of the warrants issued was five years.

The fair value of each warrant is estimated on the date of the grant using the Black-Scholes Option Pricing Model that uses the assumptions noted in the following table.  Expected volatility is based on the historical volatility of the parent’s common stock.    The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury Strip yield curve in effect at the time of grant.  The expected term of warrants granted represents the period of time that warrants are expected to be outstanding.  The Company has estimated the expected life to be equal to the contractual life due to the limited history of exercised warrants.

Assumptions used to determine the fair value of the warrants granted are as follows:

Weighted average values:
Expected dividends	0%
Expected volatility	65%
Risk free interest rate	3.22%
Expected life	5 - 7 years

During the seven months ended July 31, 2009 and the period from January 25, 2008 (Date of Inception) through December 31, 2008, the Company recognized stock-based compensation expense related to the issuance of the compensatory warrants to Mr. Jarvis, within the statement of operations in the amount of approximately $180 thousand and $164 thousand, respectively.

As of July 31, 2009, all compensation costs related to warrants had been recognized as Amacore had accelerated the vesting conditions of the original award subsequent to December 31, 2008.  As of July 31, 2009 there were 800 thousand warrants outstanding and exercisable.  During the seven months ended July 31, 2009, 800 thousand warrants vested.  No warrants expired, nor were any warrants exercised or forfeited during the seven months ended July 31, 2009. The intrinsic value of warrants exercised as of July 31, 2009 was $0.  As of July 31, 2009 the weighted average exercise price of warrants granted was $0.60.  As of July 31, 2009 the weighted average grant date fair value of warrants granted was $0.43.

Stock Awards Issued

On July 30, 2009, the Company granted Mr. Jarvis 1.8 million shares of common stock, to be held in escrow, in connection with the execution of an employment agreement and pursuant to the Company’s 2009 Incentive Stock Plan.  These shares will be issued to Mr. Jarvis is accordance with the vesting period or upon completion of certain performance measures (Note 17).  Due to the forward stock split discussed in Note 1, the amount of shares were increased to 7.2 million shares of common stock.  The shares shall be subject to a vesting period which 3.6 million shares shall vest on July 30, 2010 and July 30, 2011, respectively.  The grant date fair value was $180. For the seven months ended July 31, 2009, no stock-based compensated expense was recognized.

NOTE 15 - INCOME TAXES

The Company accounts for income taxes under FASB Statement No. 109, "Accounting for Income Taxes (FASB 109)." Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax provision (benefit) are as follows:

	Successor	Predecessor
	For the Period from January 1, 2009 through July 31, 2009	For the Period from January 25, 2008 (Date of Inception) through December 31, 2008
Current	$19,144	$16,133
Deferred	-	-
Total	$19,144	$16,133

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

	Successor	Predecessor
	For the Period from January 1, 2009 through July 31, 2009	For the Period from January 25, 2008 (Date of Inception) through December 31, 2008
Deferred tax assets:
Depreciation of property, plant and equipment	$7,632	$-
Other	10,062	3,400
Net operating loss carryforward	3,032,861	2,124,496
Gross deferred tax asset	3,050,555	2,127,896
Less Valuation Allowance	(3,050,555)	(2,110,683)
Gross deferred tax asset	-	17,213

Deferred tax liabilities:
Depreciation of property, plant and equipment	-	(17,213)
Gross deferred tax liability	-	(17,213)

Total deferred tax asset	$-	$-

The company files as part of a consolidated US tax group with its parent.  The consolidated amount of current and deferred tax expense is allocated using the benefits of loss method to members of the group.

SFAS 109 requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $3.1 million valuation allowance at July 31, 2009 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is $940 thousand.  At July 31, 2009, the Company has available net operating loss carryforwards of $9 million, of which, $5.5 million expires in tax year ending 2028 and $3.5 million expires in tax year ending 2029.

The Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“Interpretation No. 48”), on January 25, 2008. Among other things, FIN 48 requires application of a “more likely than not” threshold to the recognition and non-recognition of tax positions. It further requires that a change in judgment related to prior years’ tax positions be recognized in the quarter of such change.   The Company does not currently have any tax position liability recorded. The tax year ended December 31, 2008 remains open to examination by the major taxing jurisdictions to which the Company is subject.

Below is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the seven months ended July 31, 2009 and the period from January 25, 2008 (Date of Inception) through December 31, 2008:

	Successor		Predecessor
	For the Seven Months Ended July 31, 2009		For the Period from January 25, 2008 (Date of Inception) through December 31, 2008
Tax provision at U.S. federal income tax rate	$(1,197,887)	(34.00%)	$(2,110,683)	(34.00%)
State income tax provision net of federal	19,144	0.54%	16,133	0.26%
Meals & Entertainment	2,684	0.08%	-	0.00%
Prior year true up of Valuation Allowance	255,330	7.25%	-	0.00%
Change in Valuation Allowance	939,873	26.68%	2,110,683	34.00%
Provision for income taxes	$19,144	0.54%	$16,133	0.26%

NOTE 16 - EARNINGS (LOSS) PER SHARE

The Company follows the provisions of SFAS No. 128, Earnings Per Share (SFAS 128) which requires the disclosure of basic and diluted earnings per common share for all periods presented.  Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations. Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic loss per share when the issuance of the shares is no longer contingent.

As discussed in Note 1, the Company initiated a forward stock split of one (1) for four (4) shares outstanding.  The Company’s calculation of Earnings Per Share has reflected this stock split.

The following is the computation of basic and diluted net earnings (loss) per common share for the seven months ended July 31, 2009 and the period from January 25 2008 (Date of Inception) to December 31, 2008:

	Successor	Predecessor
	For the Seven Months Ended July 31, 2009	For the Period from January 25, 2008 (Date of Inception) through December 31, 2008
Numerator:
Net loss	$(3,542,340)	$(6,224,023)

Denominator:
Weighted average basic and fully diluted shares outstanding	49,307,924	49,240,000

Net loss per common share - basic and diluted	$(0.07)	$(0.13)

During the seven months ended July 31, 2009 and the period from January 25, 2008 (Date of Inception) through December 31, 2008, the effect of outstanding exercisable warrants and convertible preferred stock were not included within the Company’s earnings (loss) per share calculation as their effect would be anti-dilutive.

Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented, are as follows:

	Successor	Predecessor
	For the Seven Months Ended July 31, 2009	For the Period from January 25, 2008 (Date of Inception) through December 31, 2008

Potentially dilutive securities outstanding at end of period:
Common stock warrants	28,560,000	-
Convertible preferred stock	28,000,000	-

Weighted-average common share equivalents outstanding	268,057	-

NOTE 17 - COMMITMENTS AND CONTINGENCIES

The Company is committed under a lease of office space through July 31, 2012.  For the seven months ended July 31, 2009 and for the period January 25, 2008 (Date of Inception) through December 31, 2008, rent expense was approximately $75 thousand and $76 thousand, respectively.

The following is a schedule of future minimum lease payments required under the Company leased office.

As of July 31, 2009

2010	$92,511
2011	106,808
2012	106,808
2013	-
2014	-
Thereafter	-
$306,127

Employment Agreement with Mark Jarvis

Immediately following the closing of the Share Exchange Transaction, the Company entered into an employment agreement with Mark Jarvis (the “Jarvis Agreement”), pursuant to which Mr. Jarvis agreed to serve as Co-CEO of the Company for a term of two years.  Pursuant to the Jarvis Agreement, Mr. Jarvis shall receive annual compensation of $480 thousand (the “Base Salary”).  Mr. Jarvis shall also be entitled certain other benefits, including health insurance, as may be provided to other comparable executives of Zurvita Holdings.  In addition, within 30 days of the execution of the Jarvis Agreement, the Company shall place 1.8 million shares of the Company’s common stock in escrow on behalf of Mr. Jarvis pursuant to the Company’s 2009 Incentive Stock Plan (the “Initial Jarvis Shares”). The Initial Jarvis Shares shall be subject to a vesting period pursuant to which (i) 900.6 thousand shares shall vest on July 30, 2010, and (ii) 900 thousand shares shall vest on July 30, 2011.  In addition, in the event that for the first quarter ending six months after July 30, 2009 Zurvita Holdings is cash flow positive, the Company shall, within 30 days of the Company filing its Form 10-Q, issue to Mr. Jarvis 1.8 shares if such shares were issued on July 30, 2009 would own 5% of the issued and outstanding shares of the Company (the “Performance Shares”). Alternatively, for the two quarters ending six (6) months after Start-Up Period, (“Extended Measuring Quarters”), should the average Zurvita Holdings monthly cash flow during the Extended Measuring Quarters, as documented on the monthly cash flow statements, and verified in the Quarterly Report(s), be operationally cash flow positive, the Performance Shares shall be issued to Executive.  The Performance Shares shall be issued under the Company’s 2009 Incentive Stock Plan and shall be subject to a one year vesting period from the time of initial grant.  In addition to his Base Salary, Mr. Jarvis shall also be eligible to receive certain incentive bonus compensation (the “Incentive Bonus”) based upon the revenue generated by Zurvita Holdings.  Mr. Jarvis’ Incentive Bonus shall be calculated as 10% of Zurvita Holdings net income.  If Mr. Jarvis’ employment is terminated by the Company as a result of his disability (as such term is defined in the Jarvis Agreement), Mr. Jarvis shall be entitled to receive a lump sum payment equal to his (i) accrued but unpaid Base Salary, (ii) any outstanding expense reimbursements, (iii) any accrued but unpaid Incentive Bonus, (iv) a monthly amount, which when added to any amounts received by Mr. Jarvis from any disability policy in effect at the time of his disability, will equal Mr. Jarvis’ Base Salary for the 12 month period following the date of disability termination.

NOTE 18 - LEGAL PROCEEDINGS

Other than the following legal proceedings listed below that were settled the seven months ended July 31, 2009, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

As previously reported in the 10-K of Amacore for the year ended December 31, 2008 as filed with the SEC on March 31, 2009, Amacore, initiated an action, Case No. DC-08-01101-K), on January 30, 2008, in an attempt to clarify its rights to engage in business with Mark Jarvis and various other individuals.   The action, Mark Jarvis and Zurvita, Inc. v. AmeriPlan Corp. v. Allen Masters v. The Amacore Group, Inc., Patty Duke, Rusty Duke, Gail Weitl and Rick Weitl (the “Action”), was filed in the 192nd Judicial District Court of Dallas County Texas.  Mr. Jarvis was a former employee of AmeriPlan Corporation (“AmeriPlan”) who, along with certain others that were formerly associated with AmeriPlan, left AmeriPlan to work at Zurvita.  AmeriPlan responded to the action by asserting counterclaims against Zurvita, Mr. Jarvis and others that were formerly associated with AmeriPlan for breach of contract, breach of fiduciary duties, breach of duty of loyalty, tortuous interference with contractual relations, misappropriation of confidential information, conversion, unfair competition, and conspiracy.  In response to the counterclaims, the Company and Amacore, on behalf of Zurvita Holdings and its employees, asserted numerous affirmative defenses to the claims.

On July 9, 2009, Amacore entered into a Mutual Compromise Settlement Agreement and General Release of Claims (the “Settlement Agreement”) with AmeriPlan, Zurvita, TransMark Financial Services, Inc. and Mark Jarvis.  Pursuant to the Settlement Agreement and in consideration for the dismissal of all claims and counterclaims of the Action, Amacore and Zurvita agreed to settle with AmeriPlan for a sum of $1.8 million of which $1.2 million was paid by Amacore and Zurvita Holdings agreed to issue a promissory note to AmeriPlan in the principal amount of $600 thousand bearing interest at a rate of 7.5% per annum, payable in 24 monthly installments of approximately $27 thousand beginning on July 1, 2009 and each month thereafter until paid in full (the “Note”).  In connection with the issuance of the Note, Amacore entered into a Guaranty Agreement (the “Guaranty”), pursuant to which Amacore guaranteed the payment of the Note by Zurvita.  The Company recognized a loss on settlement of $600 thousand which is included in professional fees in the accompanying consolidated statement of operations.

NOTE 19 - RELATED PARTY TRANSACTIONS

During the seven months ended July 31, 2009 and the period from January 25, 2008 (Date of Inception) to December 31, 2008, the Company received approximately $2.6 million and $5.7 million of equity contributions from its majority stockholder, Amacore, respectively.

During the seven months ended July 31, 2009, the Company entered into a promissory note in the amount of approximately $523 thousand payble to its majority stockholder, Amacore.  The promissory note is a non-bearing interest note and is payable upon demand.  As of July 31, 2009, the principal balance remains outstanding.

There are immediate family members of Mr. Jarvis who operate as Independent Business Owners (“IBO”) who were paid agent advances and commission compensation which amounted to approximately $37 thousand and approximately $37 thousand, respectively, for the seven months ended July 31, 2009, for work in which they perform on behalf of the Company.

Repurchase Agreement

Zurvita Holdings also entered into the Repurchase Agreement with Mr. Taylor, pursuant to which the Company repurchased from Mr. Taylor an aggregate of 8 million shares of Common Stock, which represented 66.7 percent of the Company’s shares of Common Stock then issued and outstanding, for an aggregate purchase price of $210 thousand.

Agreement with OmniReliant Holdings, Inc.

Zurvita Holdings entered into an Advertising and Marketing Agreement with OmniReliant Holdings, Inc., shareholder, pursuant to which Zurvita agreed to provide placement of advertising for OmniReliant on its website and OmniReliant agreed to provide Zurvita with certain marketing services.  The marketing services to be provided by OmniReliant include the production of infomercials, video production services, management of call centers, buying and fulfillment services.  In consideration for such services, OmniReliant received an aggregate of 15.2 million shares of the Company’s common stock which was valued at $657 thousand.

Agreement with Amacore Group, Inc.

Zurvita Holdings entered into a Marketing and Sales Agreement with its majority stockholder, Amacore, pursuant to which Amacore agreed to provide certain services to Zurvita Holdings.  In addition, pursuant to the Amacore Agreement, Zurvita shall continue to have the right to benefit from certain agreements which Amacore maintains with product and service providers.  Zurvita shall pay Amacore $13 thousand monthly for these services.

NOTE 20 - SUBSEQUENT EVENTS

Amendment of Certificate of Incorporation

On August 19, 2009, Red Sun Mining, Inc. filed with the State of Delaware a Certificate of Amendment of Certificate of Incorporation, pursuant to which Red Sun Minning, Inc. changed its name to Zurivta Holdings, Inc. and affected a one (1) for four (4) forward split of the outstanding Zurvita Holdings, Inc..common stock. The record date for the forward split was August 11, 2009.  The number of issued and outstanding common shares prior to and subsequent to the effect of the forward split was 14.11 million and 56.44 million, respectively.

On October 6, 2009, the Company entered into a Securities Purchase Agreement with an accredited investor, pursuant to which the Company issued and sold 2 million shares of its newly designated Series B Convertible Preferred Stock (the “Series B Preferred Stock”) and Series B Common Stock Purchase Warrants (the “Series B Warrants”) to purchase an aggregate of 8 million shares of the Company’s common stock.

Sale of Unregistered Securities

The Series B Preferred Stock is convertible into shares of the Company’s common stock at an initial conversion price of $0.0625 per share, subject to adjustment.  The holders of the Company’s Series B Preferred Stock shall have the right to the number of votes equal to the number of shares issuable upon conversion of the Series B Preferred Stock.  In addition, so long as any shares of Series B Preferred Stock are outstanding, the Company cannot, without the written consent of the holders of 51% of the then outstanding Series B Preferred Stock: (i) amend its articles of incorporation in any manner that adversely affects the rights of the holders; (ii) alter or change adversely the voting or other powers, preferences, rights, privileges, or restrictions of the Series B Preferred Stock; (iii) increase the authorized number of shares of preferred stock or Series B Preferred Stock or reinstate or issue any other series of preferred stock; (iv) redeem, purchase or otherwise acquire directly or indirectly any Junior Securities (as such term is defined in the certificate of designation of the Series B Preferred Stock) or any shares pari passu with the Series B Preferred Stock; (v) directly or indirectly pay or declare any dividend or make any distribution in respect of, any Junior Securities, or set aside any monies for the purchase or redemption (through a sinking fund or otherwise) of any Junior Securities or any shares pari passu with the Series B Preferred Stock; (vi) authorize or create any class of stock ranking as to dividends, redemption or distribution of assets upon a Liquidation (as such term is defined in the certificate of designation of the Series B Preferred Stock) senior to or otherwise pari passu with the Series B Preferred Stock; or (vii) enter into any agreement with respect to any of the foregoing.  The holders of the Company’s Series B Preferred Stock shall also have liquidation preferences over the holders of the Company’s common stock.  The Series B Preferred Stock also contain anti-dilution provisions, including but not limited to if the Company issues shares of its common stock at less than the then existing conversion price, the conversion price of the Series B Preferred Stock will automatically be reduced to such lower price and the number of shares to be issued upon exercise will be proportionately increased.  The Series B Preferred Stock also contains limitations on exercise, including the limitation that the holders may not convert their shares to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the investor to the Company, of up to 9.99%).

The Series B Warrants are exercisable for a term of seven years at an exercise price of $0.0625 per share.  The Series B Warrants also contain anti-dilution provisions, including but not limited to if the Company issues shares of its common stock at less than the then existing conversion price, the conversion price of the Series B Warrants will automatically be reduced to such lower price and the number of shares to be issued upon exercise will be proportionately increased.  The Series B Warrants contain limitations on exercise, including the limitation that the holders may not convert their Series B Warrants to the extent that upon exercise the holder, together with its affiliates, would own in excess of 4.99% of the Company’s outstanding shares of common stock (subject to an increase upon at least 61-days’ notice by the investor to the Company, of up to 9.99%).

Purchase of Unregistred Securities

On October 9, 2009 (the “First Closing Date”), the Company entered into a Securities Purchase Agreement (the “Agreement”) with Beyond Commerce, Inc. (“Beyond Commerce”), pursuant to which the Company agreed to purchase an aggregate of 8 million shares of common stock of Beyond Commerce at a price per share of $0.10 for aggregate consideration of $800,000.  The closing of the transaction was subject to certain conditions, including but not limited to, the acquisition of certain software assets of Beyond Commerce by OmniReliant Holdings, Inc. (“OmniReliant”) and the Company’s entry into a license agreement with OmniReliant (as described below) covering such software.

Pursuant to the terms of the Agreement, on the First Closing Date, the Company purchased 3 million shares of common stock.  In addition, the Company agreed to purchase an additional 2 million shares on the date on which the Company is able to sell ads. The Company agreed to acquire 1 million shares on October 23, 2009 and 2 million shares on the date on which the entire sales, operational and technical transition has taken place allowing OmniReliant and the Company to operate independently on their own platform, which shall occur no later than November 1, 2009.

Execution of License and Marketing Agreement

On October 9, 2009, the Company entered into a license and marketing agreement (the “License Agreement”) with OmniReliant whereby OmniReliant granted a perpetual right and license, under all intellectual property rights applicable to the LocalAdLink Software (the “Software”), to access, use, execute, display, market, and sell the Software to the Company in consideration for a royalty fee of $2.00 per user for a period of twenty four (24) months, commencing ninety (90) days from the date the Company runs its first advertisement.  Additionally, pursuant to the terms of the License Agreement, OmniReliant granted the Company the right to market and sell the Software through its independent sales representatives in consideration for a 6% promissory note in the principal amount of $2 million, payable three (3) years from the date of issuance and convertible at any time at the option of OmniReliant at a conversion price of $0.0625 per share.