Form 10-Q
period 2009-10-31
Zurvita Holdings, Inc.
filed 2009-12-15
CIK 1408950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009

☐      Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number 333-145898

ZURVITA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0531863
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

800 Gessner
Houston, Texas 77024
(Address of principal executive offices) (zip code)

(713) 464-5002
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 8, 2009:
56,640,000 shares of common stock, par value $0.0001

ZURVITA HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	October 31, 2009	July 31, 2009
ASSETS
Current assets
Cash	$852,108	$1,390,953
Marketable securities (at fair value)	640,000	-
Accounts receivable	36,983	47,732
Agent advanced compensation	1,003,035	927,002
Deferred marketing costs	493,050	657,400
Total current assets	3,025,176	3,023,087

Property, plant and equipment (net)	103,584	112,036

Agent advanced compensation	96,951	271,344
Marketing agreement	2,000,000	-
Merchant account deposit	115,333	115,333
Other assets	32,367	24,126
Total assets	$5,373,411	$3,545,926

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$179,802	$471,081
Notes payable - current	269,595	787,237
Accrued expenses	177,333	183,277
Deferred revenue	1,117,822	934,321
Total current liabilities	1,744,552	2,375,916

Notes payable - long term	1,626,090	284,967
Fair value of share conversion feature	589,234	-
Fair value of warrants	5,522,445	549,780
Total liabilities	9,482,321	3,210,663

Redeemable preferred stock	2,280,162	1,211,000

Stockholders' deficit
Common stock ($.0001 par value, 100,000,000 shares
authorized; 64,440,000 shares issued and
56,440,000 shares outstanding as of October 31, 2009
and July 31, 2009, respectively)	6,444	6,444
Treasury stock	(210,000)	(210,000)
Additional paid-in capital	9,151,584	9,094,182
Accumulated deficit	(15,337,100)	(9,766,363)
Total stockholders' deficit	(6,389,072)	(875,737)

Total liabilities and stockholders' deficit	$5,373,411	$3,545,926

The accompanying notes are an integral part of these financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	October 31,
	2009	2008
REVENUES
Advertising sales	$3,772	$-
Commissions	61,321	20
Marketing fees and materials	880,487	488,232
Membership fees	303,055	376,643
Total revenues	1,248,635	864,895

COST OF SALES
Benefit and service cost	277,294	182,780
Sales commissions	911,848	1,214,391
Total cost of sales	1,189,142	1,397,171

GROSS PROFIT (LOSS)	59,493	(532,276)

OPERATING EXPENSES
Depreciation	8,452	2,879
Office related expenses	83,313	58,020
Payroll and employee benefits	320,580	305,712
Professional fees	306,174	512,778
Selling and marketing	652,114	641,411
Travel	53,748	154,001
Total operating expenses	1,424,381	1,674,801

Loss from operations before other income (expense)	(1,364,888)	(2,207,077)

OTHER INCOME (EXPENSE)
Gain on change in fair value of share conversion feature	4,192	-
Interest expense	(28,429)	-
Loss on change in fair value of marketable securities	(130,000)	-
Loss on change in fair value of warrants	(4,041,827)	-
Total other income (expense)	(4,196,064)	-

Loss before income taxes	(5,560,952)	(2,207,077)

Income taxes	9,785	6,054

Net loss	$(5,570,737)	$(2,213,131)

Basic and diluted loss per share	$(0.10)	$(0.04)

Basic and diluted weighted average number of common shares outstanding	56,440,000	49,240,000

The accompanying notes are an integral part of these financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
Cash flows from operating activities	October 31, 2009	October 31, 2008
Net loss	$(5,570,737)	$(2,213,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization on note payable discount	10,125	-
Amortization on deferred marketing costs	164,350	-
Depreciation	8,452	2,879
Share-based compensation	57,402	44,790
Gain on change in fair value of share conversion liability	(4,192)	-
Loss on change in fair value of marketable securities	130,000	-
Loss on change in fair value of warrants	4,041,827	-
Changes in operating assets and liabilities
Decrease (increase) in accounts receivable	10,749	(329)
Decrease (increase) in agent advanced compensation	98,360	(111,444)
Increase in deferred expenses	-	(194,105)
Increase in merchant account deposits	-	(115,333)
Increase in other assets	(8,241)	(8,216)
Increase (decrease) in accounts payable and accrued expenses	(297,223)	114,856
Increase in deferred revenue	183,501	556,807
Net cash used in operating activities	(1,175,627)	(1,923,226)

Cash flows from investing activities
Purchase of property and equipment	-	(68,111)
Purchase of marketable securities	(770,000)	-
Net cash used in investing activities	(770,000)	(68,111)

Cash flows from financing activities
Contributions of capital from The Amacore Group, Inc.	-	1,816,752
Proceeds from sale of preferred stock	2,000,000	-
Principal payments made on notes payable	(593,218)	-
Net cash provided by financing activities	1,406,782	1,816,752

Net change in cash balance	$(538,845)	$(174,585)

Beginning cash	1,390,953	174,585

Ending cash	$852,108	$-

Supplemental disclosure of cash flow information
Cash paid for interest	$7,476	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ZURVITA HOLDINGS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Our condensed consolidated financial statements include the accounts of the Zurvita Holdings, Inc. (referred to herein as the “Company,” “Zurvita Holdings,” “we,” “us” or “our”) and our wholly-owned subsidiary Zurvita, Inc. (Zurvita).  Material intercompany transactions and balances have been eliminated upon consolidation. Zurvita is a provider of products and benefits through the use of a multi-level marketing distribution channel which consist of independent business operators.  The products marketed include residential gas and electricity energy rate plans, discount healthcare benefits and discount benefits on various retail products and services.  Zurvita also markets numerous low cost ancillary products such as home warranty, legal assistance and restoration services for identity theft and consumer credit.

Management’s Assessment of Liquidity

Since the Company’s inception, the Company has primarily met its operating cash requirements through equity contributions from The Amacore Group, Inc., who was the Company’s sole shareholder prior to July 30, 2009.  Subsequent to July 30, 2009, the Company has sold several series of preferred stock for gross proceeds of $3.75 million to another related party. We are using the proceeds from the sale of preferred stock to subsidize the Company’s operations as the Company’s revenues and operating cash flows are not currently sufficient to support the Company’s current operations.

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

At October 31, 2009, the Company had positive working capital of approximately $1.3 million and an accumulated deficit of approximately $15.3 million.  For the three months ended October 31, 2009, the Company had a net loss of approximately $5.6 million.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated balance sheet as of July 31, 2009, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of October 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three month periods ended October 31, 2009 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Transition Report on Form 10-K for the seven months ended July 31, 2009.

In June 2009, the Financial Accounting Standards Board (“FASB”) approved FASB Accounting Standards Codification (“Codification”) as the single source of authoritative accounting guidance used in the preparation of financial statements in conformity with U.S. GAAP for all non-governmental entities. Codification, which changed the referencing and organization of accounting guidance without modification of existing U.S. GAAP, is effective for interim and annual periods ending after September 15, 2009.  Since it did not modify existing U.S. GAAP, Codification did not have any impact on the Company’s financial condition or results of operations. On the effective date of Codification, substantially all existing non-SEC accounting and reporting standards are superseded and, therefore, are no longer referenced by title in the accompanying interim condensed consolidated financial statements.

Revenue Recognition

Advertising Sales

Advertising sales consist of displaying advertisements on the LocalAdLink online search directory.  Revenue is recognized over the advertising subscription period.

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

Membership Fees

The Company recognizes revenues from membership fees as earned for the sales of health-related discount benefit plans and other lifestyle discount benefit programs, such as household protection and personal financial services.  These arrangements are generally renewable monthly and revenue is recognized over the renewal period.  These products often include elements sold through contracts with third-party providers. Based on consideration of each contractual arrangement, revenue is reported on a gross basis.

The Company records a reduction in revenue for estimated refunds, chargebacks from credit card companies, and allowances based upon experience and management’s evaluation of current facts and circumstances. Refunds and chargebacks totaled approximately $29 and $37 thousand for the three months ended October 31, 2009 and 2008, respectively and were recorded as a reduction of revenue in the accompanying statements of operations.  An estimate for refunds and chargebacks of approximately $10 thousand is included in accrued expenses in the accompanying condensed consolidated balance sheets as of October 31, 2009 and 2008.

Concentration of Credit Risk

All of the Company’s credit card processing is with one merchant processor, as well as all multi-level marketing sales commission payments are calculated by a third-party service provider.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates requiring a high degree of  management’s subjective judgment include sales refund, capitalization of certain assets, depreciable/amortizable lives, the expected volatility of common stock, and the fair value of common stock and warrants issued for services or in connection with the sale of redeemable preferred stock.  Due to the uncertainty inherent in such estimates, actual results may differ from those estimates.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  At October 31, 2009 and July 31, 2009, no allowance was recorded.

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

Share-Based Compensation

The Company recognizes the cost resulting from all share-based payment transactions in the financial statements using a fair-value-based measurement method.  The Company uses the Black-Scholes Option Pricing Model in computing fair value of warrant instrument issuances.

The fair value of share-based compensation awarded by the majority stockholder is reflected as share based compensation expense and as a capital contribution in the Company’s financial statements over the requisite service period.

Convertible Instruments

The Company reviews the terms of convertible debt and preferred stock for indications requiring bifurcation, and separate accounting, for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company or the number of shares is variable are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the host instrument.  The resulting discount to the debt instrument or to the redemption value of convertible preferred securities is accreted through periodic charges to interest expense over the term of the note or to dividends over the period to earliest conversion date using the effective interest rate method, respectively.

Derivative Financial Instruments

The Company generally does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants to purchase the Company’s common stock and the embedded conversion features of debt and preferred instruments that are not considered indexed to the Company’s common stock are classified as liabilities when either (a) the holder possesses rights to net-cash settlement, (b) physical or net share settlement is not within the control of the Company, or (c) based on its anti-dilutive provisions.  In such instances, net-cash settlement is assumed for financial accounting and reporting. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Option Pricing Model.

Other convertible instruments that are not derivative financial instruments are accounted for by recording the intrinsic value of the embedded conversion feature as a discount from the initial value of the instrument and accreting it back to face value over the period to the earliest conversion date using the effective interest rate method.

Income Taxes

The Company accounts for income taxes using an asset and liability method pursuant to which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided against deferred tax assets based on the weight of available evidence when it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Fair Value Measurements

U.S. GAAP defines fair value as the price that would be received to sell an asset or paid to transfer a liability to a third party with the same credit standing (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. In many cases, the exit price and the transaction (or entry) price will be the same at initial recognition. However, in certain cases, the transaction price may not represent fair value. Fair value is a market-based measurement determined based on a hypothetical transaction at the measurement date, considered from the perspective of a market participant, not based solely upon the perspective of the reporting entity. When quoted prices are not used to determine fair value, consideration is given to three broad valuation techniques: (i) the market approach, (ii) the income approach, and (iii) the cost approach. Entities are required to determine the most appropriate valuation technique to use, given what is being measured and the availability of sufficient inputs. Inputs to fair valuation techniques are prioritized, allowing for the use of unobservable inputs to the extent that observable inputs are not available. The applicable guidance establishes a three-level hierarchy, based on the priority of the inputs to the respective valuation technique. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). An asset or liability’s classification within the fair value hierarchy is based on the lowest level of significant input to its valuation. The input levels are defined as follows:

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

Marketable Securities

The Company’s marketable securities consist of non-registered common stock. The Company has classified these securities as an available-for-sale security due to the six month holding requirement imposed by the Securities Exchange Commission on non-exempt security purchases.  The Company, however, has elected to fair value these securities on a recurring basis and has accounted for these securities as trading securities in accordance with U.S. GAAP.  The Company’s election was made due to its short term investment outlook on these securities.  Accordingly, these investments are carried in the accompanying consolidated balance sheet at fair value, with the difference between cost and fair value (unrealized gains and losses) included in the Statement of Operations.

Earnings Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic loss per share when the issuance of the shares is no longer contingent.  For the three months ended October 31, 2009 and 2008, securities that could potentially dilute earnings per share in the future were not included within the Company’s earnings (loss) per share calculation as their effect would be anti-dilutive.

Recent Accounting Pronouncements

In April 2009, the FASB issued guidance on interim disclosures about fair value of financial instruments which requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods and is effective for interim reporting periods ending after June 15, 2009. As this pronouncement is only disclosure-related, it did not have an impact on our financial position and results of operations. The required disclosures are presented in Footnote 9 – Assets and Liabilities Measured at Fair Value.

NOTE 3 – NON CASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the three months ended:

	October 31, 2009	October 31, 2008

Accounts payable paid directly by majority stockholder	$-	$20,000

Embedded conversion feature on note payable issued	593,426	-

Note payable issued for marketing agreement	1,406,574	-

NOTE 4 – AGENT ADVANCED COMPENSATION

The Company entered into loan agreements with certain of its independent sales agents which represent advanced compensation.  The agreements have an approximately 2 year term; however, if an agent is still selling for the Company at the maturity date then the note is forgiven.  Therefore, the Company is expensing them over the term of the loan.  The expense is recognized in selling and marketing expenses on the statement of operations as it is not directly related to sales of product or services.  Approximately $250 thousand and $114 thousand of expense was recognized for the three months ended October 31, 2009 and 2008, respectively.  As of October 31, 2009, the balance of the loans was approximately $1.1 million of which approximately $1 million is classified as a current asset.

NOTE 5 – DEFERRED MARKETING COSTS

On July 30, 2009, Zurvita entered into an Advertising and Marketing Agreement with OmniReliant Holdings, Inc., a related party, and issued 15.2 million shares of common stock.  The marketing agreement is capitalized at the Company’s estimated fair value of the stock and amortized over the life of the agreement which has a one-year contract term.  Approximately $164 thousand of amortization was taken for the three months ended October 31, 2009.

NOTE 6 –MARKETING AGREEMENT

On October 9, 2009, the Company entered into a marketing agreement with OmniReliant Holdings, Inc., a related party, whereby the Company was granted a perpetual right, under all intellectual property rights applicable to the LocalAdLink Software, to market and sell the product through its independent sales representatives in consideration for a promissory note in the principal amount of $2 million.

 The recorded value of the marketing agreement is the total value of consideration given, which was $2 million.  The marketing agreement is classified as an intangible asset with a indefinite life and subject to annual impairment analysis.

NOTE 7 – NOTES PAYABLE

Notes payable consist of the following:

	October 31, 2009	July 31, 2009

Promissory note payable; face amount $2 million; bearing interest of 6% per annum; unsecured; principal payment due on October 9, 2012	$1,416,699	$-

Promissory note payable; bearing interest of 7.5% per annum; unsecured; principal payments due monthly approximately $27 thousand through July 2011	478,986	549,014

Promissory note payable to majority shareholder (on demand; noninterest bearing; unsecured)	-	523,190

Total notes payable	$1,895,685	$1,072,204

On October 9, 2009, the Company entered into a marketing agreement and issued a note payable in the amount of $2 million.  This note payable is payable three years from the date of issuance and convertible to common stock at any time at the option the holder at a conversion price of $0.25 per share.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance date was approximately $593 thousand.  The separation of the conversion feature from the note payable resulted in a discount on the note payable and a share conversion liability in the amount of approximately $593 thousand.  The share conversion liability is subject to recurring fair value adjustments each reporting period (see Note 9 - Assets and Liabilities Measured at Fair Value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest expense in the statement of operations.  During the three months ended October 31, 2009, total interest expense related to the accretion of the discount on the note payable was approximately $7 thousand.

Of the notes payable presented in the preceding table, approximately $270 thousand is classified as current maturities as of October 31, 2009.

The following is a schedule of the future maturity payments required under the Company’s promissory notes payable.

As of October 31, 2009

2010	$269,595
2011	209,391
2012	2,000,000
2013	-
2014	-
Thereafter	-
$2,478,986

NOTE 8- DEFERRED REVENUE

Deferred revenue consists of the following at October 31, 2009 and July 31, 2009:

	October 31, 2009	July 31, 2009
Deferred advertising sales	$69,418	$-
Deferred marketing fees	918,998	787,603
Deferred member fees	129,406	146,718
Total	$1,117,822	$934,321

NOTE 9– ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Financial instruments which are measured at estimated fair value on a recurring basis in the condensed consolidated financial statements include marketable securities, certain non-compensatory warrants and an embedded share conversion feature.  The fair value of these warrants and share conversion feature was determined by an independent expert valuation specialist using the Black-Scholes Option Pricing Model.

Assets and liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy is summarized as follows:

Fair Value Measurements at Reporting Date October 31, 2009

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Marketable securities	$640,000	$-	$640,000
Total Assets	$640,000	$-	$640,000

Share conversion feature	$-	$589,234	$589,234
Warrants	-	5,522,445	5,522,455
Total liabilities	$-	$6,111,679	$6,111,679

The Company has categorized its assets and liabilities measured at fair value into the three-level fair value hierarchy, as defined in Note 2, based upon the priority of inputs to respective valuation techniques.  The marketable securities are fair valued on a recurring basis using quoted market prices.  Liabilities included within level 3 of the fair value hierarchy presented in the preceding table include certain warrants and share conversion feature which require fair value on a recurring basis.  The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value.

The Company recorded an unrealized loss of approximately $130 thousand on its marketable securities for the three months ended October 31, 2009.  This loss has been included in the Statement of Operations caption “Loss on change in fair value of marketable securities.”

The changes in level 3 liabilities measured at fair value on a recurring basis during the three months ended October 31, 2009 are summarized as follows:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)

	Balance Beginning of Period	Issuance	(Gain) or Loss Recognized in Earning from Change in Fair Value	Balance End of Period
Share conversion feature	$-	$593,426	$(4,192)	$589,234
Warrants	$549,780	$983,065	$4,041,827	$5,522,445

For the three months ended October 31, 2009, total unrealized gain of approximately $4 thousand is included in earnings in the Statement of Operations caption “Gain on change in fair value of share conversion.”  For the three months ended October 31, 2009, total unrealized losses of approximately $4 million are included in earnings in the Statement of Operations caption “Loss on change in fair value of warrants.”

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

Nonrecurring Fair Value Measurements

The following table presents an intangible asset that is not subject to recurring fair value measurements.

	Fair Value at October 31, 2009	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Marketing agreement	$2,000,000	$2,000,000	$-
	$2,000,000	$2,000,000	$-

With respect to the marketing agreement, the fair value of the note payable consideration given on October 9, 2009 was determined to approximate the fair market value of the agreement.  Subsequently, there have been no impairment indicators to require the remeasuring of the intangible asset’s fair market value as of October 31, 2009; consequently, no gain or loss has been recorded within the Statement of Operations.

NOTE 10—REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share.

On July 30, 2009 the company issued 1.75 million shares of Series A Convertible Preferred Stock (the “Series A Convertible Preferred Stock”) for proceeds of $1.75 million which are convertible at a conversion price of $0.0625 (the “Conversion Price”) into 28 million shares (the “Conversion Shares”) of common stock.  The proceeds of $1.75 million were allocated between the preferred stock and detachable warrants based on the relative fair values of $1.21 million and $550 thousand, respectively.  The stated value of each issued share of Convertible Preferred Stock is $1.00 (the “Stated Value”).

On October 6, 2009 the company issued 2 million shares of Series B Convertible Preferred Stock (the “Series B Convertible Preferred Stock”) for proceeds of $2 million which are convertible at a conversion price of $0.25 (the “Conversion Price”) into 8 million shares (the “Conversion Shares”) of common stock.  The proceeds of $2 million were allocated first to the warrants based on their fair value and the remainder to preferred stock.  The allocation between the preferred stock and detachable warrants was $1.07 million and $983 thousand, respectively.  The stated value of each issued share of Convertible Preferred Stock is $1.00 (the “Stated Value”).

Series A Convertible and Series B Convertible Preferred Stock is collectively referred to herein as “Convertible Preferred Stock.”

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

The liquidation value of Series A and Series B Convertible Preferred Stock was $1.75 million and $2 million, respectively, as of October 31, 2009.

Conversion Rights

Each share of Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the original issue date (subject to beneficial ownership limitations as listed below), and without the payment of additional consideration by the holder thereof, into such number of fully-paid and nonassessable shares of common stock as is determined by dividing the Stated Value per share, by the Conversion Price in effect at the time of conversion.  The Conversion Price originally for Series A and B shall be $0.0625 and $0.25, respectively; provided, however, that the Conversion Price, and the rate at which shares of Convertible Preferred Stock may be converted into shares of common stock, shall be subject to adjustment as a result of stock dividends, stock splits, and subsequent equity sales at a price lower than the Convertible Preferred Stock’s Conversion Price. Shares of Convertible Preferred Stock converted into common stock shall be canceled and shall not be reissued.

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

Events that may result in the redemption for cash of preferred stock, and that are not within a company’s control may require the preferred stock to be classified outside of stockholders’ equity (in the mezzanine section). All of the above triggering events are presumed not to be within our control.  Accordingly, these instruments are recorded in our balance sheet in the caption Redeemable Preferred Stock, which is outside of stockholders’ equity.  Management estimates the probability of the triggering events to be remote due to the Company’s affiliation with stockholders that represent a majority of the outstanding common and preferred stock.  Therefore, the carrying value of the preferred stock has not been increased to the full redemption value.  The reason the carrying value is not equal to the redemption amount is due to the allocation of value to certain warrants issued in connection with the preferred stock. The warrants issued July 2009 and October 2009 were valued at $550 thousand and $931 thousand, respectively, and the remaining proceeds were allocated to the preferred stock of $1.21 million and $1.07 million, respectively.

Series A Convertible Preferred Stock outstanding as of October 31, 2009 and July 31, 2009, was 1.75 million shares.  Series B Convertible Preferred Stock outstanding as of October 31, 2009 and July 31, 2009, was 2 million shares and 0 shares, respectively.

NOTE 11 - COMMON STOCK

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

NOTE 12– NON-COMPENSATORY WARRANTS

During the three month period ended October 31, 2009 the Company issued warrants to purchase an aggregate of approximately 8 million shares of common stock.  There were approximately 28.6 million and 8 million warrants outstanding to purchase common stock, exercisable at $0.0625 and $0.25 per share through 2016, respectively.

Certain of these warrants are liability instruments issued in conjunction with preferred stock while others are non-compensatory warrants classified as liability instruments.  These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control or certain exercise prices are not fixed which has the potential to cause a variable number of shares and/or value exchange upon exercise.  As of October 31, 2009, approximately 36.6 million warrants were classified as liabilities.

Assumptions used to determine the fair value of the warrants granted for the three months ended October 31, 2009 are as follows.

Expected dividends	0%
Expected volatility	65%
Risk free interest rate	2.25% - 3.05%
Expected life	5 - 7 years

A summary of the status of the Company's non-compensatory warrants classified as liabilities on the balance sheet is presented below.

	Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at July 31, 2009	28,560,000	0.06	6.96
Granted	8,000,000	0.25	6.93
Exercised	-	-	-
Cancelled or Expired	-	-	-
Outstanding at October 31, 2009	36,560,000	$0.10	6.76

Exercisable at October 31, 2009	36,560,000	$0.10	6.76

The following table summarizes the status of warrants outstanding at October 31, 2009:

Outstanding and Exercisable Liability Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$0.01 to $0.25	36,560,000	$0.10	6.76

As of October 31, 2009, there was no unrecognized compensation cost related to non-vested warrants as all warrants outstanding are vested.  There were no warrants exercised during the three months ended October 31, 2009 and 2008 and therefore no intrinsic value associated.  The total fair value of warrants vested during the three months ended October 31, 2009 was approximately $931 thousand.  The weighted average grant date fair value of warrants granted during the three months ended October 31, 2009 and 2008 was $0.12 and $0, respectively.

A summary of the status of the Company's non-vested shares as of October 31, 2009, and the changes during the three months ended October 31, 2009, is presented below.

	Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2009	-	$-
Granted	8,000,000	0.12
Vested	(8,000,000)	-
Forfeited	-	-
Non-vested at October 31, 2009	-	$-

NOTE 13 – COMPENSATORY WARRANTS AND STOCK

During 2008, Amacore granted to Mr. Jarvis 800 thousand warrants to purchase common stock in connection with his employment agreement with the Company.  In the event the warrants are exercised, Amacore will issue the corresponding authorized and available common stock to Mr. Jarvis.  The contractual term of the warrants issued was five years.

Amacore had accelerated the vesting conditions of the original award prior to July 31, 2009 and therefore, no compensation expense is recorded in fiscal 2010.  As of October 31, 2009 there were 800 thousand warrants outstanding and exercisable.  No warrants expired, nor were any warrants exercised or forfeited during the three months ended October 31, 2009 and therefore, no intrinsic value of warrants exercised.  As of October 31, 2009 the weighted average exercise price of warrants granted was $0.60.  As of October 31, 2009 the weighted average grant date fair value of warrants granted was $0.43.

Stock Awards Issued

On July 30, 2009, the Company granted Mr. Jarvis 1.8 million shares of common stock, to be held in escrow, in connection with the execution of an employment agreement and pursuant to the Company’s 2009 Incentive Stock Plan.  These shares will be issued to Mr. Jarvis is accordance with the vesting period or upon completion of certain performance measures.  Due to the forward stock split discussed in Note 11, the amount of shares were increased to 7.2 million shares of common stock.  The shares are subject to a vesting period which 3.6 million shares shall vest on July 30, 2010 and July 30, 2011, respectively.  The grant date fair value was $180. For the three months ended October 31, 2009 and 2008, approximately $57 thousand and $0 of stock-based compensation expense was recognized, respecitvely.

NOTE 14 - RELATED PARTY TRANSACTIONS

Equity Contributions

During the three months ended October 31, 2009 and 2008, the Company received approximately $0 and $1.8 million of equity contributions from its majority stockholder, Amacore, respectively.

Commissions Paid

There are immediate family members of Mr. Jarvis who operate as Independent Business Owners (“IBO”) who were paid agent advances and commission compensation which amounted to approximately $13 thousand and approximately $52 thousand, respectively, for the three months ended October 31, 2009, for work in which they perform on behalf of the Company.

Executed Agreements

On October 9, 2009, the Company entered into a license and marketing agreement (the “License Agreement”) with OmniReliant whereby OmniReliant granted a perpetual right and license, under all intellectual property rights applicable to the LocalAdLink Software (the “Software”), to access, use, execute, display, market, and sell advertisements utilizing the Software to the Company in consideration for a royalty fee of $2.00 per user for a period of twenty four (24) months, commencing ninety (90) days from the date the Company runs its first advertisement.  Additionally, pursuant to the terms of the License Agreement, OmniReliant granted the Company the right to market and sell advertisements through its independent sales representatives in consideration for a 6% promissory note in the principal amount of $2 million, payable three (3) years from the date of issuance and convertible at any time at the option of OmniReliant at a conversion price of $0.25 per share.

NOTE 15- SUBSEQUENT EVENTS

Management has evaluated subsequent events through December 15, 2009, the date of issuance of the financial statements.

On November 13, 2009, the Board of Directors granted stock options to each Board member and Corporate Secretary.  A total of 700 thousand stock options with an exercise price and contractual life of $0.25 and 5 years, respectively, were issued.

On November 24, 2009, the Company issued approximately 200 thousand shares of restricted common stock in exchange for investor relations services.

On December 8, 2009, the Company issued approximately 52 thousand shares of restricted common stock in exchange for consulting expenses.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through October 31, 2010, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita Holding’s anticipated growth in sales and margins, and our ability to achieve profitability. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions.  One should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company’s control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made.  The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s Transition Report on Form 10-KT for the seven months ended July 31, 2009 filed with the Securities and Exchange Commission on November 12, 2009 (the “2009 Transition Report”), not all of which are known to the Company.  If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements. The Company will update this forward-looking information only to the extent required under applicable securities laws.  Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto, and other financial information included elsewhere in this Form 10-Q.

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition and results of our operations.  The MD&A is organized as follows:

•	Overview – This section provides a general description of our business.

•	Results of operations – This section provides an analysis of our results of operations comparing the three months ended October 31, 2009 to 2008. This analysis is provided on a consolidated basis.

•
Liquidity and capital resources – This section provides an analysis of our cash flows for the three months ended October 31, 2009 to 2008 as well as a discussion of our liquidity and capital resources.

Overview

Description of Business

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

Increase Product and Service Offerings

Zurvita Holdings continues to explore the marketplace for new products and services anticipated by consumers. The network marketing industry mandates a state of continuous improvement by offering its Consultants and members products and services that offer time, value and conveniences at cost competitive prices.  One such product made recently available to customers is LocalAdLink advertising.

The Company and OmniReliant entered into a strategic licensing and marketing agreement whereby the Company’s representatives can sell advertising which utilizes OmniReliant’s proprietary LocalAdLink technology. LocalAdLink is an online advertising service that enables local businesses to reach local customers. The public Web site www.LocalAdLink.com is a local search directory and acts as the central hub for the LocalAdLink technology. When a customer visits LocalAdLink.com, geo-targeting technology identifies their location and serves up local businesses in their zip code. Once here, a customer can perform additional searches for local businesses and services across a complete selection of categories and get the information they require.

When a business owner partners with LocalAdLink, the local business receives a suite of easy-to-use tools that allows it to completely manage its business listing and advertisements on its own website.  Depending on the service level selected, a business owner can add and manage all of the information it wishes to display, including contact information, such as name, address, phone number and driving directions.  LocalAdLink.com also provides business owners with the ability to easily create discount coupons, add multiple photos to an image gallery and upload videos.  All of the management tools have been designed to be intuitive, so that business owners with little or no technology experience can effectively manage their business listings.

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

Training and Support

The success of an external marketing program is only as effective as the internal marketing strategies to keep Consultants informed and engaged.  Zurvita Holdings is committed to a variety of communication initiatives that promote leadership and business effectiveness.  Weekly telephone/webinar meetings as well as informational seminars create opportunities to develop leaders and to promote the business opportunity.  National conferences and regional events further support Zurvita Holding’s training and development efforts of its national sales force.

RESULTS OF OPERATIONS

Results of Operations

	For the three months ended,
	October 31, 2009	October 31, 2008	Increase (Decrease)

Revenues	$1,248,635	$864,895	$383,740
Cost of Sales	1,189,142	1,397,171	(208,029)

Gross Profit (Loss)	59,493	(532,276)	591,769

Operating Expenses	1,424,381	1,674,801	(250,420)
Operating Loss	(1,364,888)	(2,207,077)	842,189

Other Expense	(4,196,064)	-	(4,196,064)

Loss Before Income Taxes	(5,560,952)	(2,207,077)

Income Taxes	9,785	6,054	3,731

Net Loss	$(5,570,737)	$(2,213,131)	$(3,357,606)

Revenue:

For the three months ended October 31, 2009, revenue was approximately $1.2 million, as compared to approximately $865 thousand for the three months ended October 31, 2008 an increase of approximately $384 thousand.  Revenue primarily consisted of membership product sales to individual consumers and marketing fees paid by Individual Business Owners (“IBO”) of approximately $303 thousand and $880 thousand, respectively, for the three months ended October 31, 2009 and approximately $376 thousand and $488 thousand, respectively, for the three months ended October 31, 2008.  Revenue growth is attributable to the progression of Zurvita’s business plan which has resulted in new product offerings and continued growth in the Company’s network sales representatives from 2,519 at October 31, 2008 to 6,324 as of October 31, 2009.

Cost of Sales:

For the three months ended October 31, 2009, cost of sales was approximately $1.2 million as compared to approximately $1.4 million for the three months ended October 31, 2008, a decrease of approximately $208 thousand.  Cost of sales includes sales commissions paid to IBO’s and the benefit and service costs associated with the products and services sold.  Commissions and benefit/service costs were approximately $912 thousand and $277 thousand, respectively, for the three months ended October 31, 2009 as compared to approximately $1.2 million and $183 thousand, respectively, for the three months ended October 31, 2008.  In order to attract and retain marketing representatives while the Company’s product offering was being developed, non-traditional means of sales compensation were employed during fiscal 2008.  During the three months ended October 31, 2009, the division had an increase in marketable products which has lessened the need for non-traditional compensation methods to encourage and retain representatives.   As a result, the Company’s cost of sales as a percentage of revenue decreased to 95% for the three months ended October 31, 2009 from 162% for the three months ended October 31, 2008.

Gross Profit:

For the three months ended October 31, 2009, gross profit was approximately $59 thousand as compared to a gross loss of approximately $532 thousand for the three months ended October 31, 2009, an increase of $592 thousand. The increase in gross profit is due to the fact that the Company’s product offering and IBO base were further developed between the two periods.  This growth in the Company’s IBO based has caused significant growth in marketing fees paid by and materials sold to IBOs. The growth in product development has reduced the need of utilizing non-traditional sales incentives to attract and retain IBO’s, which historically had resulted in commissions being paid in excess of revenue recognized.

Operating Expenses:

Our operating expenses for the three month ended October 31, 2009 were $1.4 million, as compared to $1.7 million for the three months ended October 31, 2008.

The table below sets forth components of our operating expenses for the three months ended October 31, 2009 compared to the corresponding prior year period:

	Three Months Ended October 31,
	2009	2008	Increase (Decrease)

Depreciation	$8,452	$2,879	5,573
Office related expenses	83,313	58,020	25,293
Payroll and benefits	320,580	305,712	14,868
Professional fees	306,174	512,778	(206,604)
Selling and marketing	652,114	641,411	10,703
Travel	53,748	154,001	(100,253)

Total operating expenses	$1,424,381	$1,674,801	$(250,420)

Depreciation expense for the three months ended October 31, 2009, was approximately $8 thousand, an increase of approximately $6 thousand over the three months ended October 31, 2008.  The increase is directly related to the purchase of property, plant and equipment as the growth of the business required additional capital assets.

Office related costs include rent, insurance, utilities and office maintenance. For the three month period ended October 31, 2009,  these costs were approximately $20 thousand, $23 thousand, $10 thousand, and $30 thousand, respectively.   The overall increase of approximately $25 thousand is due to the increased operations of the Company.

Payroll and related expenses for the three months ended October 31, 2009 were approximately $321 thousand, a increase of approximately $15 thousand as compared to the three months ended October 31, 2008.  The slight increase is due to addition of personnel from the first year of operations.

Professional fees consist of consulting, accounting fees, legal costs. For the three month period ended October 31, 2009, these costs were approximately $157 thousand, $69 thousand, and $80 thousand, respectively.   During the three months ended October 31, 2008 legal expense represented approximately $445 thousand of the professional fees incurred and was primarily related to litigation between the Company/Amacore and Ameriplan.  On July 7, 2009, the Companies were able to settle the outstanding litigation noted above for $1.8 million by means of a Mutual Compromise and Settlement Agreement of which $1.2 million was paid by Amacore and of which $600 thousand was the future responsibility of the Company and structured as a note payable.  If Company and Amacore were not related parties or named parties of the lawsuit at the time of the settlement, the outcome, and consequently, the loss incurred by the Company with respect to this settlement may have been materially different.  As a result of the settlement, the Company’s legal costs have been materially reduced, which was the primary reason for the overall decrease in professional fees of $207 thousand for the three months ended October 31, 2009 as compared to the three months ended October 31, 2008.

Selling and marketing expenses for the three months ended October 31, 2009 was $652 thousand, an increase of approximately $11 thousand as compared to the three months ended October 31, 2008.  The slight increase is directly related to various marketing initiatives undertaken to attract and recruit representatives to the Company’s business opportunity.

Business travel expenses for the three months ended October 31, 2009 were approximately $54 thousand, a decrease of approximately $100 thousand as compared to the three months ended October 31, 2008.  The decrease in travel expenses is a result of the Company’s efforts to reduce non-essential costs.

Other Expense:

Interest expense

Interest expense for the three months ended October 31, 2009 was approximately $28 thousand, compared to $0 for the same period in 2008.  The increase in interest expense is attributable to the issuance of notes payables subsequent to October 31, 2008.

Gain on change in fair value of share conversion feature

An embedded share conversion feature exists within a convertible note payable that was issued on October 9, 2009.  The Company has determined the conversion feature to be a derivative instrument and has valued it at fair value.  We recorded an unrealized gain on the conversion feature for the three months ended October 31, 2009 of approximately $4 thousand.  This gain is non-cash item not impacting operating cash flows or results of operations. See Note 9– Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the calculation of change in fair value of this conversion feature for the three months ended October 31, 2009.

Loss on change in fair value of marketable securities

The Company’s marketable securities consist of non-registered common stock. The Company has classified these securities as an available-for-sale security due to the six month holding requirement imposed by the Securities and Exchange Commission on non-exempt security purchases.  The Company, however, has elected to fair value these securities on a recurring basis.  The Company recorded an unrealized loss of $130 thousand for the three months ended October 31, 2009.  No marketable securities existed during the three months ended October 31, 2008.

Loss on change in fair value of warrants

The Company’s warrants are recorded at fair value.  For the three months ended October 31, 2009, the loss attributed to the change in fair value of warrants was approximately $4 million.  This loss is a non-cash item not impacting operating cash flows or results of operations.  See Note 9– Assets and Liabilities Measure at Fair Value to the financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the calculation of change in fair value of warrants for the three months ended October 31, 2009.

Income Taxes:

For the three months ended October 31, 2009, the Company estimated approximately $10 thousand in Texas gross margin tax, an increase of $6 thousand as compared to the three months ended October 31, 2008.  The increase is directly related to the Company’s increased revenue between the two periods. Subsequent to July 31, 2009, there has been no change in management's assessment that its federal net operating loss carryforwards are not considered realizable. Therefore, no income tax benefit has been recognized for the three months ended October 31, 2009.

Net loss:

The Company’s net loss amounted to approximately $5.6 million for the three months ended October 31, 2009 as compared to approximately $2.2 million net loss for the three months ended October 31, 2008.   Although the Company experienced and an increase in revenues and improvement in gross margin, the increase in net loss is attributable to the non-cash losses recorded on the Company’s warrants and marketable securities.

Loss per common share:

Loss per common share amounted to $0.10 for the three months ended October 31, 2009, compared to $0.04 for the three months ended October 31, 2008, respectively.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of October 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the three month period ended October 31, 2009 to the corresponding prior period:

	October 31, 2009	October 31, 2008

Net cash used in operating activities	$(1,175,627)	$(1,923,226)
Net cash used in investing activities	(770,000)	(68,111)
Net cash provided by financing activities	1,406,782	1,816,752

Net change in cash	$(538,845)	$(174,585)

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

As of October 31, 2009

2010	$80,106
2011	106,808
2012	106,808
2013	-
2014	-
Thereafter	-
$293,722

Funds from operations are the anticipated source to fulfill these commitments.

Since its inception, the Company has met its capital needs principally through sales of its equity and debt securities.  These costs and expenses included operating expenses, such as salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above, and the costs of sales discussed above to the extent such costs of sales exceeded our revenue.

We believe that without significant equity and debt investment from outside sources, the Company will not be able to sustain its current planned operations for the next 12 months.  During fiscal 2010, the Company has raised from a shareholder $2 million of equity funding.  In order to raise capital, the Company may sell additional equity or convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution.  The Company has approximately $2.5 million of outstanding notes payable as of October 31, 2009.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Presently, our disclosure controls and procedures are not designed adequately to provide reasonable assurance that such information is accumulated and communicated to our management.  This conclusion was based on the material weaknesses identified with regard to internal controls over financial reporting, as described in the Company’s Transition Report for the seven months ended July 31, 2009.

There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of October 31, 2009, there were no material changes in the Company’s legal proceedings as previously disclosed in the Company’s 2009 Transition Report.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity and Use of Proceeds

On October 6, 2009 the company issued 2 million shares of Series B Convertible Preferred Stock pursuant to a Securities Purchase Agreement dated October 6, 2009.  The Company received gross proceeds of $2 million from the sale.  The securities were issued by the Company pursuant to Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

(a) Exhibits:

2.1
Share Exchange Agreement by and among Red Sun Mining, Inc., Zurvita, Inc. and the shareholders of Zurvita, Inc. dated July 30, 2009 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission August 5, 2009)

3.1	Certificate of Amendment, dated June 26, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

3.2
Certificate of Amendment to the Certificate of Incorporation, dated August 19, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 25, 2009).

4.1
Series A Convertible Preferred Stock Certificate of Designation, dated July 30, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009)

4.2
Form of Series A Common Stock Purchase Warrant Certificate I between Red Sun Mining, Inc. and Vicis Capital Master fund, dated July 30, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

4.3
Form of Series A Common Stock Purchase Warrant Certificate II between Red Sun Mining, Inc. and Midtown Partners & Co. LLC, dated July 30, 2009 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

4.4
Securities Purchase Agreement by and between Red Sun Mining, Inc. and Vicis Capital Master Fund dated July 30, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

10.1
Advertising and Marketing Agreement by and between the Company and OmniReliant Holdings, Inc., dated July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

10.2
Marketing and Sales Agreement by and between The Amacore Group, Inc. and the Company, dated July 30, 2009 (incorporated by reference to Exhibit10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

10.3	Employment Agreement with Mark Jarvis dated July 30, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

10.4	Commission Agreement with Tracy Jarvis dated July 30, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

10.5
Securities Purchase Agreement by and between the Company and Midtown Partners & Co., LLC. dated October 6, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 13, 2009).

10.6
Series B Convertible Preferred Stock Certificate of Designation Marketing and Sales Agreement dated October 6, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 13, 2009)

10.7
Form of Series B Common Stock Purchase Warrant Certificate between the Company and Midtown Partners & Co. LLC, dated October 6, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 13, 2009).

10.8
Securities Purchase Agreement by and between the Company and Beyond Commerce, Inc. dated October 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 16, 2009).

10.9
License and Marketing Agreement between the Company and OmniReliant Holdings, Inc. dated October 9, 2009  (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 16, 2009).

10.10
6% Promissory Note dated October 9, 2009 due October 9, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 16, 2009).

16.1
Change in registrants certifying accountant – Letter from George Stewart, CPA dated November 3, 2009 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K with the Securities and Exchange Commission on November 9, 2009)

31.2	Certification of the Co-Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 15, 2009	/s/ Jay Shafer
Jay Shafer
Co-Chief Executive Officer

Dated: December 15, 2009	/s/ Jason Post
Jason Post
Chief Financial Officer

EXHIBIT INDEX

2.1
Share Exchange Agreement by and among Red Sun Mining, Inc., Zurvita, Inc. and the shareholders of Zurvita, Inc. dated July 30, 2009 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission August 5, 2009)

3.1	Certificate of Amendment, dated June 26, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

3.2
Certificate of Amendment to the Certificate of Incorporation, dated August 19, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 25, 2009).

4.1
Series A Convertible Preferred Stock Certificate of Designation, dated July 30, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009)

4.2
Form of Series A Common Stock Purchase Warrant Certificate I between Red Sun Mining, Inc. and Vicis Capital Master fund, dated July 30, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

4.3
Form of Series A Common Stock Purchase Warrant Certificate II between Red Sun Mining, Inc. and Midtown Partners & Co. LLC, dated July 30, 2009 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

4.4
Securities Purchase Agreement by and between Red Sun Mining, Inc. and Vicis Capital Master Fund dated July 30, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

10.1
Advertising and Marketing Agreement by and between the Company and OmniReliant Holdings, Inc., dated July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

10.2
Marketing and Sales Agreement by and between The Amacore Group, Inc. and the Company, dated July 30, 2009 (incorporated by reference to Exhibit10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

10.3	Employment Agreement with Mark Jarvis dated July 30, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

10.4	Commission Agreement with Tracy Jarvis dated July 30, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

10.5
Securities Purchase Agreement by and between the Company and Midtown Partners & Co., LLC. dated October 6, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 13, 2009).

10.6
Series B Convertible Preferred Stock Certificate of Designation Marketing and Sales Agreement dated October 6, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 13, 2009)

10.7
Form of Series B Common Stock Purchase Warrant Certificate between the Company and Midtown Partners & Co. LLC, dated October 6, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 13, 2009).

10.8
Securities Purchase Agreement by and between the Company and Beyond Commerce, Inc. dated October 9, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 16, 2009).

10.9
License and Marketing Agreement between the Company and OmniReliant Holdings, Inc. dated October 9, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 16, 2009).

10.10
6% Promissory Note dated October 9, 2009 due October 9, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 16, 2009).

16.1
Change in registrants certifying accountant – Letter from George Stewart, CPA dated November 3, 2009 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K with the Securities and Exchange Commission on November 9, 2009)

31.2	Certification of the Co-Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).