Form 10-Q
period 2010-01-31
Zurvita Holdings, Inc.
filed 2010-03-17
CIK 1408950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒ Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended January 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 1, 2010:
57,010,893 shares of common stock, par value $0.0001

ZURVITA HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	January 31, 2010	July 31, 2009
ASSETS
Current assets
Cash	$66,615	$1,390,953
Security sale proceeds in escrow	982,500	-
Marketable securities (at fair value)	240,000	-
Accounts receivable	121,512	47,732
Agent advanced compensation	945,617	927,002
Deferred expenses	294,620	-
Deferred marketing costs	328,700	657,400
Total current assets	2,979,564	3,023,087

Property, plant and equipment (net)	101,457	112,036

Agent advanced compensation	-	271,344
Marketing agreement	2,000,000	-
Merchant account deposit	115,333	115,333
Other assets	61,698	24,126
Total assets	$5,258,052	$3,545,926

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$256,642	$471,081
Accounts payable - related party	211,886	-
Notes payable - current	288,142	787,237
Accrued expenses	239,396	148,001
Deferred revenue	1,204,999	934,321
Income tax payable	-	35,276
Total current liabilities	2,201,065	2,375,916

Notes payable - long term	1,647,621	284,967
Fair value of share conversion feature	561,131	-
Fair value of warrants	6,017,438	549,780
Total liabilities	10,427,255	3,210,663

Redeemable preferred stock	2,848,747	1,211,000

Stockholders' deficit
Common stock ($.0001 par value, 300,000,000 shares
authorized; 64,692,161 and 64,440,000 shares issued and
56,692,161 and 56,440,000 shares outstanding as of
January 31, 2010 and July 31, 2009, respectively)	6,469	6,444
Treasury stock	(210,000)	(210,000)
Additional paid-in capital	9,272,000	9,094,182
Accumulated deficit	(17,086,419)	(9,766,363)
Total stockholders' deficit	(8,017,950)	(875,737)

Total liabilities and stockholders' deficit	$5,258,052	$3,545,926

The accompanying notes are an integral part of these financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended				For the Six Months Ended
	January 31,				January 31,
	2010		2009		2010		2009
REVENUES
Administrative websites		$513,770		$234,119		$998,135		$414,741
Advertising sales		251,819		-		255,591		-
Commissions		95,520		594		156,841		614
Marketing fees and materials		555,105		489,991		951,227		797,602
Membership fees		236,696		468,770		539,751		845,413
Total revenues		1,652,910		1,193,474		2,901,545		2,058,370

COST OF SALES
Benefit and service cost		352,952		150,610		630,246		333,390
Sales commissions		719,028		530,407		1,630,876		1,744,798
Total cost of sales		1,071,980		681,017		2,261,122		2,078,188

GROSS PROFIT (LOSS)		580,930		512,457		640,423		(19,818)

OPERATING EXPENSES
Depreciation		8,824		8,362		17,276		11,241
Office related expenses		85,575		68,627		168,888		126,647
Payroll and employee benefits		442,390		294,085		762,970		599,797
Professional fees		442,723		564,356		748,897		1,077,134
Selling and marketing		838,693		686,010		1,490,807		1,327,420
Travel		52,285		67,415		106,033		221,416
Total operating expenses		1,870,490		1,688,855		3,294,871		3,363,655

Loss from operations before other income (expense)		(1,289,560)		(1,176,398)		(2,654,448)		(3,383,473)

OTHER INCOME (EXPENSE)
Gain on change in fair value of share conversion feature		28,103		-		32,295		-
Interest expense		(79,667)		-		(108,096)		-
Loss on change in fair value of marketable securities		(400,000)		-		(530,000)		-
Loss on change in fair value of warrants		2,162		-		(4,039,665)		-
Total other expense		(449,402)		-		(4,645,466)		-

Loss before income taxes		(1,738,962)		(1,176,398)		(7,299,914)		(3,383,473)

Income taxes		10,357		8,354		20,142		14,409

Net loss		$(1,749,319)		$(1,184,752)		$(7,320,056)		$(3,397,882)

Basic and diluted loss per share	$	(0.03)	$	(0.02)	$	(0.13)	$	(0.07)

Basic and diluted weighted average number of common shares outstanding		56,653,792		49,240,000		56,546,896		49,240,000

The accompanying notes are an integral part of these financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	January 31, 2010	January 31, 2009
Cash flows from operating activities
Net loss	$(7,320,056)	$(3,397,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization on note payable discount	52,254	-
Amortization on deferred marketing costs	328,700	-
Depreciation	17,276	11,241
Share-based compensation	243,583	84,802
Gain on change in fair value of share conversion liability	(32,295)	-
Loss on change in fair value of marketable securities	530,000	-
Loss on change in fair value of warrants	4,039,665	-
Changes in operating assets and liabilities
Increase in accounts receivable	(56,280)	(7,478)
Decrease (increase) in agent advanced compensation	252,729	(127,843)
Increase in deferred expenses	(294,620)	(352,785)
Increase in merchant account deposits	-	(115,333)
Increase in other assets	(15,541)	(8,216)
Increase (decrease) in accounts payable and accrued expenses	84,234	(12,996)
Increase in deferred revenue	270,678	408,817
Net cash used in operating activities	(1,899,673)	(3,517,673)

Cash flows from investing activities
Purchase of property and equipment	(6,698)	(126,101)
Purchase of marketable securities	(770,000)	-
Net cash used in investing activities	(776,698)	(126,101)

Cash flows from financing activities
Contributions of capital from The Amacore Group, Inc.	-	3,490,198
Proceeds from sale of preferred stock	2,000,000	-
Principal payments made on notes payable	(647,967)	-
Net cash provided by financing activities	1,352,033	3,490,198

Net change in cash balance	$(1,324,338)	$(153,576)

Beginning cash	1,390,953	174,585

Ending cash	$66,615	$21,009

Supplemental disclosure of cash flow information
Cash paid for interest	$17,727	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these financial statements.

ZURVITA HOLDINGS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Our condensed consolidated financial statements include the accounts of the Zurvita Holdings, Inc. (referred to herein as the “Company,” “Zurvita Holdings,” “we,” “us” or “our”) and our wholly-owned subsidiary Zurvita, Inc. (Zurvita).  Material intercompany transactions and balances have been eliminated upon consolidation.  Zurvita is a provider of products and benefits through the use of a multi-level marketing distribution channel which consist of independent business operators.  The products marketed include residential gas and electricity energy rate plans, discount healthcare benefits and discount benefits on various retail products and services, and online advertising.  Zurvita also markets numerous low cost ancillary products such as home warranty, legal assistance and restoration services for identity theft and consumer credit.

Management’s Assessment of Liquidity

Since the Company’s inception, the Company has primarily met its operating cash requirements through equity contributions from The Amacore Group, Inc. (Amacore), who was the Company’s sole shareholder prior to July 30, 2009.  Subsequent to July 30, 2009, the Company has sold several series of preferred stock for gross proceeds of $4.75 million to another related party. We are using the proceeds from the sale of preferred stock to subsidize the Company’s operations as the Company’s revenues and operating cash flows are not currently sufficient to support the Company’s current operations.

The Company believes that its cash resources, together with increasing revenue and assuming the continued support of its related party stockholders, will be sufficient to sustain current planned operations for the next 12 months. The Company raised $4.75 million from the sale of preferred stock in three tranches completed in July 2009, October 2009 and January 2010.   Additional cash resources may be required should the Company not meet its sales targets, exceed its projected operating costs, wish to accelerate sales or complete one or more acquisitions or if unanticipated expenses arise or are incurred.

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

At January 31, 2010, the Company had positive working capital of approximately $779 thousand and an accumulated deficit of approximately $17.1 million.  For the three and six months ended January 31, 2010, the Company had a net loss of approximately $1.7 million and $7.3 million, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated balance sheet as of July 31, 2009, which was derived from audited financial statements which includes an emphasis paragraph relating to an uncertainity as to the Company's ability to continue as a going concern, and the unaudited condensed consolidated financial statements as of January 31, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and six month periods ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Transition Report on Form 10-K for the seven months ended July 31, 2009.

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

Revenue Recognition

Administrative Websites

Administrative websites are the websites that representatives pay for that allow them to operate their business with Zurvita.  Revenue is recognized over the website subscription period.

Advertising Sales

Advertising sales consist of displaying commercial advertisements on the LocalAdLink online search directory.  Revenue is recognized over the advertising subscription period.

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

The Company records a reduction in revenue for estimated refunds, chargebacks from credit card companies, and allowances based upon experience and management’s evaluation of current facts and circumstances. Refunds and chargebacks totaled approximately $143 and $13 thousand for the three months ended January 31, 2010 and 2009, respectively, and $172 thousand and $50 thousand for the six months ended January 31, 2010 and 2009, respectively and were recorded as a reduction of revenue in the accompanying statements of operations.  An estimate for refunds and chargebacks of approximately $17.5 thousand and $10 thousand is included in accrued expenses in the accompanying condensed consolidated balance sheets as of January 31, 2010 and 2009, respectively.

Concentration of Credit Risk

All of the Company’s credit card processing is with one merchant processor, as well as all marketing sales commission payments are calculated by a third-party service provider.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  At January 31, 2010 and July 31, 2009, no allowance was recorded.

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

The fair value of share-based compensation awarded by the majority stockholder to management personnel is reflected as share based compensation expense and as a capital contribution in the Company’s financial statements over the requisite service period.

Convertible Instruments

The Company reviews the terms of convertible debt and preferred stock for indications requiring bifurcation, and separate accounting for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company or the number of shares is variable are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below). Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the host instrument.  The resulting discount to the debt instrument or to the redemption value of convertible preferred securities is accreted through periodic charges to interest expense over the term of the note or to dividends over the period to earliest conversion date using the effective interest rate method, respectively.

Derivative Financial Instruments

The Company does not use derivative financial instruments to hedge exposures to cash-flow or market risks. However, certain other financial instruments, such as warrants to purchase the Company’s common stock and the embedded conversion features of debt and preferred instruments that are not considered indexed to the Company’s common stock are classified as liabilities when either (a) the holder possesses rights to net-cash settlement, (b) physical or net share settlement is not within the control of the Company, or (c) based on its anti-dilutive provisions.  In such instances, net-cash settlement is assumed for financial accounting and reporting. Such financial instruments are initially recorded at fair value and subsequently adjusted to fair value at the close of each reporting period. Fair value for option-based derivative financial instruments is determined using the Black-Scholes Option Pricing Model.

Other convertible instruments that are not derivative financial instruments are accounted for by recording the intrinsic value of the embedded conversion feature as a discount from the initial value of the instrument and accreting it back to face value over the period to the earliest conversion date using the effective interest rate method.

Income Taxes

The Company accounts for income taxes using an asset and liability method pursuant to which deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided against deferred tax assets based on the weight of available evidence when it is more likely than not that some or all of the deferred tax assets will not be realized. As of January 31, 2010, the deferred tax asset is fully reserved.

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

Securities Sale Proceeds Held in Escrow

The Company executed a Securities Purchase Agreement on January 29, 2010 related to the sale of the Series C Convertible Preferred Stock.  The proceeds with respect this agreement were placed with an escrow agent on January 29, 2010 but were not released to the Company until February 1, 2010.

Earnings Per Share

Basic earnings (loss) per share are calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic loss per share when the issuance of the shares is no longer contingent.  For the three and six months ended January 31, 2010 and 2009, securities that could potentially dilute earnings per share in the future were not included within the Company’s earnings (loss) per share calculation as their effect would be anti-dilutive.

Reclassifications

Certain amounts within the marketing fees and materials category on the statement of operations for the prior period have been reclassified to administrative websites to conform to the current period presentation.

NOTE 3 – NON CASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the six months ended:

	January 31, 2010	January 31, 2009

Accounts payable paid directly by majority stockholder	$-	$234,650

Amortization on note payable discount	52,254	-

Common stock issuance for consulting services	65,992	-

Embedded conversion feature on note payable issued	593,426	-

Financed insurance agreement	22,031	-

Interest converted to principal	30,667	-

Note payable issued for marketing agreement	1,406,574	-

Securities sale proceeds held in escrow	1,000,000	-

NOTE 4 – AGENT ADVANCED COMPENSATION

The Company entered into loan agreements with certain of its independent sales agents which represent advanced compensation.  The agreements have an approximately 2 year term; however, if an agent is still selling for the Company at the maturity date then the note is forgiven.  Therefore, the Company is expensing them over the term of the loan.  The expense is recognized in selling and marketing expenses on the statement of operations as it is not directly related to sales of product or services.  Approximately $280 thousand and $156 thousand of expense was recognized for the three months ended January 31, 2010 and 2009, respectively, and approximately $531 thousand and $270 thousand for six months ended January 31, 2010 and 2009, respectively.  As of January 31, 2010, the balance of the loans was approximately $946 thousand and is classified as a current asset as the remaining carrying amount will be fully amortized by December 31, 2010.

NOTE 5 – DEFERRED EXPENSES

Deferred expenses consist of the following at January 31, 2010.

January 31, 2010
Advertising sales commissions	$154,620
Advertising services	15,000
Conference fees	125,000
Total	$294,620

No such costs required deferring at July 31, 2009.

NOTE 6 – DEFERRED MARKETING COSTS

Deferred marketing costs represent an Advertising and Marketing Agreement between the Company and OmniReliant Holdings, Inc. (“OmniReliant”), a related party. The marketing agreement was capitalized at the fair value of the stock consideration given and amortized over the life of the agreement which has a one-year contract term.  Approximately $164 thousand and $329 thousand of amortization were taken for the three and six months ended January 31, 2010.

NOTE 7 – MARKETING AGREEMENT

This marketing agreement represents an agreement between the Company and OmniReliant whereby the Company was granted a perpetual right, under all intellectual property rights applicable to the LocalAdLink Software, to market and sell the product through its independent sales representatives.

The carrying value of the marketing agreement is the total value of consideration given, which was a $2 million note payable.  The marketing agreement is classified as an intangible asset with an indefinite life and subject to annual impairment analysis, or more frequently if events and circumstances change.

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	January 31, 2010	July 31, 2009

Convertible note payable; face amount $2 million; bearing interest of 6% per annum; unsecured; principal payment due on October 9, 2012	$1,489,494	$-

Financing agreement; bearing interest at 5.25% per annum; payable in monthly installments of approximately $2.5 thousand; due through July 2010	14,784	-

Promissory note payable; bearing interest of 7.5% per annum; unsecured; principal payments due monthly approximately $27 thousand through July 2011	431,485	549,014

Promissory note payable to majority shareholder (on demand; noninterest bearing; unsecured)	-	523,190

Total notes payable	$1,935,763	$1,072,204

The convertible note’s principal balance is due three years from the date of issuance and convertible at any time at the option the holder at a conversion price of $0.25 per share.  At January 31, 2010, the said note was convertible into approximately 8 million shares of common stock.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance date was approximately $593 thousand.  The separation of the conversion feature from the note payable resulted in a discount on the note payable and a share conversion liability in the amount of approximately $593 thousand.  The share liability is subject to recurring fair value adjustments each reporting period (see Note 11 - Assets and Liabilities Measured at Fair Value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest expense in the statement of operations.  During the three and six months ended January 31, 2010, total interest expense related to the convertible note payable was approximately $65 thousand and $90 thousand, respectively.

Of the notes payable presented in the preceding table, approximately $288 thousand is classified as current maturities as of January 31, 2010.

The following is a schedule of the future maturity payments required under the Company’s promissory notes payable.

As of January 31, 2010

2010	$288,142
2011	158,127
2012	2,030,667
2013	-
2014	-
Thereafter	-
$2,476,936

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consist of the following at January 31, 2010 and July 31, 2009:

	January 31, 2010	July 31, 2009
Commissions	$93,368	$97,023
Interest	7,446	-
Professional fees	15,530	3,118
Marketing materials	9,334	-
Payroll	31,650	29,252
Refund reserve	17,531	10,000
Rent	11,119	-
Franchise and sales tax payable	53,418	8,608
Total	$239,396	$148,001

NOTE 10 – DEFERRED REVENUE

Deferred revenue consists of the following at January 31, 2010 and July 31, 2009:

	January 31, 2010	July 31, 2009
Advertising sales	$180,378	$-
Conferences and training	48,876	-
Direct response media	42,317	-
Marketing fees	821,795	787,603
Member fees	111,633	146,718
Total	$1,204,999	$934,321

NOTE 11 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

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

Assets and liabilities measured at estimated fair value on a recurring basis and their corresponding fair value hierarchy is summarized as follows:

Fair Value Measurements at Reporting Date January 31, 2010

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Marketable securities	$240,000	$-	$240,000
Total Assets	$240,000	$-	$240,000

Share conversion feature	$-	$561,131	$561,131
Warrants	-	6,017,438	6,017,438
Total liabilities	$-	$6,578,569	$6,578,569

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

The Company recorded an unrealized loss of approximately $400 thousand and $530 thousand on its marketable securities for the three and six months ended January 31, 2010.  This loss has been included in the Statement of Operations caption “Loss on change in fair value of marketable securities.”

The changes in level 3 liabilities measured at fair value on a recurring basis during the three and six months ended January 31, 2010 are summarized as follows:

	Balance Beginning of Period	Issuance	(Gain) or Loss Recognized in Earning from Change in Fair Value	Balance End of Period
For the three months ended,
January 31, 2010
Share conversion feature	$589,234	$-	$(28,103)	$561,131
Warrants	$5,522,445	$497,155	$(2,162)	$6,017,438

For the six months ended,
January 31, 2010
Share conversion feature	$-	$593,426	$(32,295)	$561,131
Warrants	$549,780	$1,427,993	$4,039,665	$6,017,438

For the three and six months ended January 31, 2010, total unrealized gains of approximately $28 thousand and $32 thousand is included in earnings in the Statement of Operations caption “Gain on change in fair value of share conversion feature.”  For the three and six months ended January 31, 2010, total unrealized gains of approximately $2 thousand and an unrealized loss of $4 million are included in earnings in the Statement of Operations caption “Loss on change in fair value of warrants.” The $4 million unrealized loss for the six months ended January 31, 2010 is a result of a one (1) for four (4) forward split that occurred on August 11, 2009 that had the effect of increasing the number of outstanding warrants by 21.42 million and the increase in share price used in valuing the warrants from $0.17 to $0.25.

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

Nonrecurring Fair Value Measurements

The following table presents an intangible asset that is not subject to recurring fair value measurements.

	Fair Value at January 31, 2009	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Marketing agreement	$2,000,000	$2,000,000	$-
	$2,000,000	$2,000,000	$-

With respect to the marketing agreement, the fair value of the note payable consideration given on October 9, 2009 was determined to approximate the fair market value of the agreement.  Subsequently, there have been no impairment indicators to require the remeasuring of the intangible asset’s fair market value as of January 31, 2010; consequently, no gain or loss has been recorded within the Statement of Operations.

NOTE 12 – REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share.  The following table summarizes the Preferred Stock issuances and number of Preferred Shares outstanding:

		Shares Outstanding at
Preferred Stock	Date of
Issuance	Issuance	January 31, 2010	July 31, 2009
Series A	July 30, 2009	1,750,000	1,750,000
Series B	October 6, 2009	2,000,000	-
Series C	January 29, 2010	1,000,000	-
		4,750,000	1,750,000

On January 29, 2010, the Company issued 1 million shares of Series C Convertible Preferred Stock (the “Series C Convertible Preferred Stock”) for proceeds of $1 million which are convertible at a conversion price of $0.25 (the “Conversion Price”) into 4 million shares (the “Conversion Shares”) of common stock. The stated value of each issued share of Convertible Preferred Stock is $1.00 (the “Stated Value”).

Series A, Series B and Series C Convertible Preferred Stock is collectively referred to herein as “Convertible Preferred Stock.”

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

The liquidation value of Series A, Series B and Series C Convertible Preferred Stock was $1.75 million, $2 million and $1 million, respectively, as of January 31, 2010.

Conversion Rights

Each share of Convertible Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the original issue date (subject to beneficial ownership limitations as listed below), and without the payment of additional consideration by the holder thereof, into such number of fully-paid and nonassessable shares of common stock as is determined by dividing the Stated Value per share, by the Conversion Price in effect at the time of conversion.  The Conversion Price originally for Series A, B and C shall be $0.0625, $0.25 and $0.25, respectively; provided, however, that the Conversion Price, and the rate at which shares of Convertible Preferred Stock may be converted into shares of common stock, shall be subject to adjustment as a result of stock dividends, stock splits, and subsequent equity sales at a price lower than the Convertible Preferred Stock’s Conversion Price. Shares of Convertible Preferred Stock converted into common stock shall be canceled and shall not be reissued.

At January 31, 2010, Series A, Series B and Series C Convertible Preferred Stock is convertible into 28 million, 8 million and 4 million common shares, respectively.

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

Events that may result in the redemption for cash of preferred stock, and that are not within a company’s control may require the preferred stock to be classified outside of stockholders’ equity (in the mezzanine section). All of the above triggering events are presumed not to be within our control.  Accordingly, these instruments are recorded in our balance sheet in the caption Redeemable Preferred Stock, which is outside of stockholders’ equity.  Management estimates the probability of the triggering events to be remote due to the Company’s affiliation with stockholders that represent a majority of the outstanding common and preferred stock.  Therefore, the carrying value of the preferred stock has not been increased to the full redemption value.  The reason the carrying value is not equal to the redemption amount is due to the allocation of value to certain warrants issued in connection with the preferred stock. The following table summarizes for each preferred stock issuance the value allocated to the warrants and preferred stock:

	Total	Value	Preferred Stock
Preferred Stock	Proceeds	Allocated to	Carrying
Issuance	Received	Warrants	Amount
Series A	$1,750,000	$539,000	$1,211,000
Series B	$2,000,000	$930,838	$1,069,162
Series C	$1,000,000	$431,415	$568,585

NOTE 13 – COMMON STOCK

The Company has authorized 300 million common shares with a par value of $0.0001 per share.  On all matters required by law to be submitted to a vote of the holders of common stock, each share of common stock is entitled to one vote per share.

During the quarter ended January 31, 2010, the Company issued 252 thousand shares of restricted common stock in exchange for consulting services.

On July 30, 2009, the Company granted Mr. Jarvis 1.8 million shares of common stock, to be held in escrow, in connection with the execution of an employment agreement and pursuant to the Company’s 2009 Incentive Stock Plan.  These shares will be issued to Mr. Jarvis is accordance with the vesting period or upon completion of certain performance measures.  Due to the forward stock split, the amount of shares were increased to 7.2 million shares of common stock.  The shares are subject to a vesting period in which 3.6 million shares vest on July 30, 2010 and with the remainder vesting on July 30, 2011.  The grant date fair value was $180. For the three and six months ended January 31, 2010, approximately $123 thousand and $180 thousand of stock-based compensation expense was recognized, respectively.  For the three and six months ended January 31, 2009 no stock-based compensation expense was recognized.

NOTE 14 – WARRANTS

During 2009,  Zurvita’s Board of Directors adopted the 2009 Incentive Stock Plan (the 2009 Plan), pursuant to which we reserved for issuance 6 million shares of Zurvita common stock to be used as awards to employees, directors, consultants, and other service providers. The purpose of the 2009 Plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into Zurvita’s development and financial success.  Under the proposed 2009 Plan, Zurvita is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2009 Plan will be administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors.  As of January 31, 2010, 700 thousand total options were issued under the 2009 Plan.

Compensatory Liability Warrants

During the six month period ended January 31, 2010, the Company issued compensatory warrants to purchase an aggregate of 700 thousand shares of common stock.  There were approximately 700 thousand warrants outstanding as of January 31, 2010, all of which are classified as liabilities.  These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control or certain exercise prices are not fixed which has the potential to cause a variable number of shares and/or value exchange upon exercise.

Assumptions used to determine the fair value of the compensatory warrants granted during the six months ended January 31, 2010 are as follows.

January 31, 2010

Expected dividends	0%
Expected volatility	65%
Risk free interest rate	2.27%
Expected life	5 years

A summary of the activity of the Company's compensatory warrants classified as liabilities on the balance sheet is presented below.

	Compensatory Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at July 31, 2009	-	-	-
Granted	700,000	$0.25	4.79
Exercised	-	-	-
Cancelled or Expired	-	-	-
Outstanding at January 31, 2010	700,000	$0.25	4.79

Exercisable at January 31, 2010	700,000	$0.25	4.79

The following table summarizes the status of warrants outstanding at January 31, 2010:

Outstanding and Exercisable Liability Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$0.01 to $0.25	700,000	$ 0.25	4.79

As of January 31, 2010, there was no unrecognized compensation cost related to non-vested compensatory warrants as all warrants outstanding are vested.  There were no compensatory warrants exercised during the three months ended January 31, 2010 and 2009 and therefore, no intrinsic value associated.  The total fair value of compensatory warrants vested during the six months ended January 31, 2010 was approximately $65.8 thousand.  The weighted average grant date fair value of compensatory warrants granted during the six months ended January 31, 2010 and 2009 was $0.09 and $0, respectively.

A summary of the status of the Company's non-vested shares as of January 31, 2010, and the changes during the six months ended January 31, 2010, is presented below.

	Compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2009	-	$-
Granted	700,000	0.09
Vested	(700,000)	-
Forfeited	-	-
Non-vested at January 31, 2010	-	$-

Non-compensatory Warrants

During the six month period ended January 31, 2010, the Company issued in conjunction with preferred stock non-compensatory warrants to purchase an aggregate of approximately 12 million shares of common stock.  There were approximately 40.6 million non-compensatory warrants outstanding as of January 31, 2010, all of which were classified as liabilities.  These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control or certain exercise prices are not fixed which has the potential to cause a variable number of shares and/or value exchange upon exercise.

Assumptions used to determine the fair value of the non-compensatory warrants granted during the six months ended January 31, 2010 are as follows.

January 31, 2010

Expected dividends	0%
Expected volatility	65%
Risk free interest rate	2.14% - 3.13%
Expected life	5 - 7 years

A summary of the activity of the Company's non-compensatory warrants classified as liabilities on the balance sheet is presented below.

	Non-Compensatory Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at July 31, 2009	28,560,000	$0.06	6.96
Granted	12,000,000	0.25	6.79
Exercised	-	-	-
Cancelled or Expired	-	-	-
Outstanding at January 31, 2010	40,560,000	$0.12	6.56

Exercisable at January 31, 2010	40,560,000	$0.12	6.56

The following table summarizes the status of warrants outstanding at January 31, 2010:

Outstanding and Exercisable Liability Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
$0.01 to $0.25	40,560,000	$ 0.12	6.56

As of January 31, 2010, there was no unrecognized compensation cost related to warrants as all warrants outstanding are vested.  There were no warrants exercised during the six months ended January 31, 2010 and 2009 and therefore no intrinsic value associated.  The total fair value of warrants vested during the six months ended January 31, 2010 was approximately $1.4 million.  The weighted average grant date fair value of warrants granted during the six months ended January 31, 2010 and 2009 was $0.11 and $0, respectively.

A summary of the status of the Company's non-vested shares as of January 31, 2010, and the changes during the six months ended January 31, 2010, is presented below.

	Non-Compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2009	-	$-
Granted	12,000,000	0.11
Vested	(12,000,000)	-
Forfeited	-	-
Non-vested at January 31, 2010	-	$-

Amacore Stock Warrants Issued

During 2008, Amacore granted to Mr. Jarvis 800 thousand warrants to purchase common stock in connection with his employment agreement with the Company.  In the event the warrants are exercised, Amacore will issue the corresponding authorized and available common stock to Mr. Jarvis.  The contractual term of the warrants issued was five years.

Amacore had accelerated the vesting conditions of the original award prior to July 31, 2009 and therefore, no compensation expense is recorded in fiscal 2010.  As of January 31, 2010 there were 800 thousand warrants outstanding and exercisable.  No warrants expired, nor were any warrants exercised or forfeited during the three and six months ended January 31, 2010 and therefore, no intrinsic value of warrants exercised.  As of January 31, 2010 the weighted average exercise price of warrants granted was $0.60.  As of January 31, 2010 the weighted average grant date fair value of warrants granted was $0.43.

For the three and six months ended January 31, 2010 no stock-based compensation expense was recognized.  For the three and six months ended January 31, 2009, approximately $40 thousand and $85 thousand of stock-based compensation expense was recognized, respectively.

NOTE 15 – RELATED PARTY TRANSACTIONS

Equity Contributions

During the six months ended January 31, 2010 and 2009, the Company received approximately $0 and $3.5 million of equity contributions from its majority stockholder, Amacore, respectively.

Commissions Paid

There are immediate family members of Mr. Jarvis who operate as Independent Business Owners (“IBO”) who were paid agent advances and commission compensation which amounted to approximately $11 thousand and $24 thousand and approximately $21 thousand and $73 thousand, respectively, for the three and six months ended January 31, 2010, these amounts were for work in which they performed on behalf of the Company.

Intercompany Accounts Payable

As of January 31, 2010, the Company owes Amacore approximately $212 thousand as Amacore paid certain operating expenses on behalf of Zurvita.

Interest on Note Payable to OmniReliant Holdings, Inc.

The Company recognized approximately $65 thousand and $90 thousand of interest expense for the three and six months ended January 31, 2010, respectively, with respect to the note payable due OmniReliant, who is a significant shareholder of the Company.  Of the interest expense recognized, approximately $31 thousand was deferred and added to the principal of the note.  The remaining interest due OmniReliant was accrued and will either be paid or deferred at the Company’s election based upon the contractual terms of the note payable.  No such related party interest expense was incurred during the six months ended January 31, 2009.

Related Party Receivable

As of January 31, 2010, the Company is owed $10 thousand from OmniReliant for certain costs paid for on OmniReliant’s behalf.

NOTE 16 – SUBSEQUENT EVENTS

On February 3, 2010, the Company filed a Certificate of Amendment with the Secretary of State of Delaware, pursuant to which it increased the number of shares of common stock authorized to issue from 100,000,000, par value $0.0001 to 300,000,000, par value $0.0001.

On February 1, 2010, the Company paid $140 thousand of the outstanding payable to Amacore.

On February 1, 2010, the Company granted and issued certain of its Consultants an aggregate of approximately 1.1 million options to purchase common stock.  The options are immediately exercisable at an exercise price of $0.50 and have a contractual life of six months. On February 1, 2010, the Company's stock was trading at $1.02. As of March 17, 2010, approximately 28 thousand of these options were exercised for proceeds of approximately $14 thousand.

On February 9, 2010, the Company issued an aggregate of 97,000 shares of common stock to various parties as consideration for monthly accounting and legal services to be provided through April 30, 2010.  As consideration for deferring interest and principal payments for three months, the Company also entered into an agreement with a Note Holder for the issuance of 200,000 shares of common stock.  In addition, the Company granted and issued an aggregate of 405,000 options for common stock to various vendors and consultants as consideration for future consulting services.  The options have a contractual life of five years and have exercise prices ranging from $0.50 to $0.75 with vesting terms ranging from zero to six months. On February 9, 2010, the Company's stock was trading at $0.85.

On March 1, 2010, the Board of Directors elected Keith Hughes and Shadron Stastney to fill two board seat vacancies created by the resignations of Paul Morrison and Christopher Phillips.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through January 31, 2010, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita Holding’s anticipated growth in sales and margins, and our ability to achieve profitability. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions.  One should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company’s control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made.  The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s Transition Report on Form 10-KT for the seven months ended July 31, 2009 filed with the Securities and Exchange Commission on November 12, 2009 (the “2009 Transition Report”), not all of which are known to the Company.  If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements. The Company will update this forward-looking information only to the extent required under applicable securities laws.  Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

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

•
Results of operations – This section provides an analysis of our results of operations comparing the three and six months ended January 31, 2010 and 2009.  This analysis is provided on a consolidated basis.

•	Liquidity and capital resources – This section provides an analysis of our cash flows for the six months ended January 31, 2010 and 2009 as well as a discussion of our liquidity and capital resources.

Overview

Description of Business

Zurvita Holdings Inc. (“Zurvita”) is a direct sales marketing company offering high-quality products and services targeting individuals, families and small businesses.  The Company’s differentiated services feature consumer products and small business solutions offered through a growing network of independent sales consultants.  Zurvita offers a unique business-to-business strategy with turnkey solutions for commercial and residential energy, advertising, telecommunications and healthcare services.  Zurvita also markets numerous low-cost ancillary products, such as legal assistance and restoration services for identity theft and consumer credit.

Business Strategy

The Zurvita business strategy embraces a direct sales approach exemplified through the strength of network marketing.  The business strategy is designed to create a marketing sales force by compensating independent business owners (“Consultants”) of Company products and services not only for sales they personally generate, but also for the sales of other Consultants whom they introduced to the business, creating a sales organization of Consultants and a hierarchy of multiple levels of compensation.  The products, services and business opportunity are typically marketed directly to potential business partners, consumers and small businesses by means of relationship referrals and word-of-mouth marketing.

Consultants become associated with the Company in an independent contractor relationship and receive remuneration for selling products and services and for expanding their network of people doing the same by promoting the Zurvita business opportunity.

Strategically, the Zurvita business opportunity is built on service and technology platforms whereby Consultants market high demand products and services that target consumers and small businesses at many levels.  The business opportunity creates a Consultant sales organization that in turn sponsors other motivated Consultants.  At the core of this business opportunity is the Company’s vision to create a business model where each independent sales Consultant has an opportunity to make a living on a full-time basis and to obtain long-term financial security through means of marketing products that have demand in the market place and that create long-term residual income.

Zurvita has developed processes to dramatically increase performance success:

Focus on Lead Generation

Zurvita entered into an Advertising and Marketing Agreement with OmniReliant Holdings, Inc., (“OmniReliant”), pursuant to which Zurvita agreed to provide placement of advertising for OmniReliant on its website and OmniReliant agreed to provide the Company with certain marketing services.  The marketing services to be provided by OmniReliant include the production of infomercials, video production services, management of call centers, and buying and fulfillment services.

Strengthen Brand Recognition

National and regional marketing efforts are administrated to support corporate and “personal” branding initiatives.  Inherent to the network marketing industry is the axiom that people don’t follow products or features, but rather the people with whom they are building relationally.  Zurvita not only invests resources promoting the corporate brand, but has developed a technological platform allowing Consultants to build web-based personal branded sites enhancing their position as affiliate marketers of Zurvita programs and services.

Increase Product and Service Offerings

Zurvita continues to explore the marketplace for new products and services anticipated by consumers. The network marketing industry mandates a state of continuous improvement by offering its Consultants and customers products and services that offer time, value and conveniences at cost competitive prices.

The Company entered into the growing online advertising market with the second quarter launch of a proprietary local advertising search directory service.  The Local Search Engine Directory service is a proprietary local search and advertising software program owned by OmniReliant.  The Local Search Engine Directory platform connects consumers who visit high-volume websites with thousands of national and local advertisers, thereby increasing brand identity and exposure, and ultimately customer revenue, by geo-targeting advertising placements in local markets, where they make the most impact.  Additionally, a customer can perform additional searches for local businesses and services across a complete selection of categories and get the information they require.

When a business owner purchases one of the three advertising programs offered, the local business receives a suite of easy-to-use tools that allows it to completely manage its business listing and advertisements on its own website.  Depending on the service level selected, a business owner can add and manage all of the information it wishes to display, including contact information, such as name, address, phone number and directions. The advertising program also provides business owners with the ability to easily create discount coupons and add multiple photos to an image gallery and upload videos.  All of the management tools have been designed to be intuitive, enabling business owners with little or no technology experience to effectively manage their business listings.

Marketing

Zurvita marketing strategies open new, innovative marketing and sales avenues for Consultants to build income through expansion of their sales organization and the residual benefits offered through the sale of product and services.  The marketing strategy features unique components beyond the traditional approach indicative of most network marketing companies.

Media

The agreement with OmniReliant brings strength and uniqueness to Zurvitas’ overall marketing strategy.  The synergistic relationship brings the strength of television production and national media placement to drive prospects to the Zurvita business opportunity and to fuel interest in Zurvita programs that are distributed as leads to thousands of Consultants.  OmniReliant offers a host of products that create additional product options for Zurvita.

Technology

Zurvita recognizes the Internet is a powerful platform for the network marketer.  The highly social aspect of the Internet lends itself as a natural marketing vehicle and opens new population of prospects continuously.  Zurvita offers Consultants robust “back” office support complimented with sales and marketing tools.

Training and Support

The success of an external marketing program is only as effective as the internal marketing strategies to keep Consultants informed and engaged.  Zurvita is committed to a variety of communication initiatives that promote leadership and business effectiveness.  Weekly telephone/webinar meetings as well as informational seminars create opportunities to develop leaders and to promote the business opportunity.  National conferences and regional events further support Zurvita’s training and development efforts of its national sales force.

RESULTS OF OPERATIONS

Results of Operations

	For the three months ended January 31,			For the six months ended January 31,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)

Revenues	$1,652,910	$1,193,474	$459,436	$2,901,545	$2,058,370	$843,175
Cost of Sales	1,071,980	681,017	390,963	2,261,122	2,078,188	182,934

Gross Profit (Loss)	580,930	512,457	68,473	640,423	(19,818)	660,241

Operating Expenses	1,870,490	1,688,855	181,635	3,294,871	3,363,655	(68,784)

Operating Loss	(1,289,560)	(1,176,398)	113,162	(2,654,448)	(3,383,473)	(729,025)

Other Income (Expense)	(449,402)	-	449,402	(4,645,466)	-	4,645,466

Loss Before Income Taxes	(1,738,962)	(1,176,398)		(7,299,914)	(3,383,473)

Income Taxes	10,357	8,354	2,003	20,142	14,409	5,733

Net Loss	$(1,749,319)	$(1,184,752)	$564,567	$(7,320,056)	$(3,397,882)	$3,922,174

Basic and Diluted Loss Per Share	$(0.03)	$(0.02)		$(0.13)	$(0.07)

Basic and diluted weighted average number of common shares outstanding	56,653,792	49,240,000		56,546,896	49,240,000

Revenue:

For the three and six months ended January 31, 2010, revenue was approximately $1.7 million and $2.9 million, respectively, as compared to approximately $1.2 million and $2.1 million for the three and six months ended January 31, 2009, respectively, an increase of approximately $459 thousand and $843 thousand, respectively.

Administrative websites sales and marketing fees were approximately $514 thousand and $555 thousand for the three months ended January 31, 2010, respectively, as compared to approximately $234 thousand and $490 thousand, respectively, for the three months ended January 31, 2009.  For the six months ended January 31, 2010, administrative websites and marketing fees were approximately $998 thousand and $951 thousand, respectively, as compared to $415 thousand and $798 thousand, respectively, for the six months ended January 31, 2009.  The aggregate increase in administrative website sales and marketing fees was approximately $345 thousand and $736 thousand for the three and six months ended January 31, 2010.  The increase in administrative website sales and marketing fees is a direct result of growth in the total sales representative base which was approximately 13.7 thousand as of January 31, 2010 from approximately 6.9 thousand as of January 31, 2009.  The Company was able to attract and retain more representatives as a result of greater product offering as of January 31, 2010 as compared to January 31, 2009.

The Company’s advertising sales and commissions relating to energy sales were new revenue streams between the periods which both contributed to an aggregate of $347 thousand and $412 thousand of new revenue for the three and six months, respectively, ended January 31, 2010 as compared to 2009 comparable periods.  The Company is focusing its efforts and resources on these new products and is recruiting consultants based upon the availability these new products.  The Company’s membership fees were approximately $237 thousand and approximately $540 for the three and six months ended January 31, 2010, respectively, as compared to approximately $469 thousand and approximately $845 thousand for three and six months ended January 31, 2009, respectively.  However, the decrease in membership revenue is a result of the Company’s efforts focusing on recruiting, advertising and energy sales.

Cost of Sales:

For the three and six months ended January 31, 2010, cost of sales was approximately $1.1 million and $2.3 million, respectively, an increase of approximately $391 thousand and $183 thousand, respectively, from the respective period in 2009. Cost of sales includes the benefit and service costs associated with the products and services sold and sales commissions paid to consultants.  The increase in cost of sales for the three and six month periods is a direct result of increased revenues.

Gross Profit:

For the three and six months ended January 31, 2010, gross profit was approximately $581 thousand and $640 thousand, respectively, as compared to a gross profit of approximately $513 thousand and gross loss of approximately $20 thousand for the three and six months ended January 31, 2009, respectively.  The increase in gross profit is due to the fact that the Company’s product offering and consultant base were further developed between the two periods.  The growth in product offerings has reduced the need of utilizing non-traditional sales incentives to attract and retain consultants, which historically had resulted in commissions either being paid in excess of revenue recognized or resulting in minimal gross profit.

Operating Expenses:

Our operating expenses for the three and six months ended January 31, 2010 were $1.9 million and $3.3 million, respectively, as compared to $1.7 million and $3.4 million for the three and six months ended January 31, 2009.

The table below sets forth components of our operating expenses for the three and six months ended January 31, 2010 compared to the corresponding prior year period:

	Three Months Ended January 31,			Six Months Ended January 31,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)

Depreciation	$8,824	$8,362	462	$17,276	$11,241	6,035
Office related expenses	85,575	68,627	16,948	168,888	126,647	42,241
Payroll and benefits	442,390	294,085	148,305	762,970	599,797	163,173
Professional fees	442,723	564,356	(121,633)	748,897	1,077,134	(328,237)
Selling and marketing	838,691	686,010	152,681	1,490,807	1,327,420	163,387
Travel	52,285	67,415	(15,130)	106,033	221,416	(115,383)

Total operating expenses	$1,870,488	$1,688,855	$181,633	$3,294,871	$3,363,655	$(68,784)

Depreciation expense for the three and six months ended January 31, 2010, was approximately $9 thousand and $17 thousand, respectively, an increase of approximately $460 and $6 thousand over the same prior year periods.  The increase is directly related to the purchase of property, plant and equipment as the growth of the business required additional capital assets.

Office related costs include rent, insurance, utilities and office maintenance. For the three month period ended January 31, 2010 these costs were approximately $26 thousand, $17 thousand, $13 thousand, and $30 thousand, respectively.   For the six months ended January 31, 2010 these costs were approximately $47 thousand, $40 thousand, $23 thousand and $59 thousand, respectively.  The overall increase of approximately $17 thousand and $42 thousand is due to the increased operations of the Company.

Payroll and related expenses for the three and six months ended January 31, 2010 were approximately $442 thousand and $763 thousand, respectively, a increase of approximately $148 thousand and $163 thousand over the same prior year periods.  The increase is due to the Company’s operational growth.  Additional employees were specifically hired to operate the Company’s online advertising program.

Professional fees consist of consulting, accounting fees, contract labor and legal costs. For the three month period ended January 31, 2010, these costs were approximately $293 thousand, $122 thousand, $6 thousand and $22 thousand, respectively.  For the six month period ended January 31, 2010, these costs were approximately $450 thousand, $191 thousand, $6 thousand and $102 thousand, respectively.    During the three and six months ended January 31, 2009, legal expense represented approximately $228 thousand and $534 thousand  of the professional fees incurred and was related to litigation in which the Company was involved. The Company’s legal costs have been materially reduced due to a legal settlement entered into post January 31, 2010, which was the primary reason for the overall decrease in professional fees of $122 thousand and $328 thousand for the three and six months ended January 31, 2010 as compared to the same prior year periods.

Selling and marketing expenses for the three and six months ended January 31, 2010 was $839 thousand and $1.5 million, respectively, an increase of approximately $153 thousand and $163 thousand as compared to the same prior year periods.  The increase is mainly related to amortization of the Company’s finite-lived advertising and marketing agreement in the amounts of $164 thousand and $328 thousand for the three and six months ended January 31, 2010, respectively. Excluding this amortization, selling and marketing expenses decreased approximately $78 thousand and $231 thousand for the three and six months ended January 31, 2010, respectively, as compared to the same prior year periods.  This decrease is related to the reduction of non sales-based compensation practices employed to attract and retain consultants.

Business travel expenses for the three and six months ended January 31, 2010 were approximately $52 thousand and $106 thousand, respectively, a decrease of approximately $15 thousand and $115 thousand as compared to the same prior year periods.  The decrease in travel expenses is a result of the Company’s efforts to reduce non-essential costs.

Other Income (Expense):

Interest expense

Interest expense for the three and six months ended January 31, 2010 was approximately $80 thousand and $108 thousand, respectively, compared to $0 for the same prior year periods.  The increase in interest expense is attributable to the issuance of notes payables subsequent to January 31, 2009.

Gain on change in fair value of embedded share conversion feature

An embedded share conversion feature exists within a convertible note payable that was issued on October 9, 2009.  The Company has determined the conversion feature to be a derivative instrument and has valued it at fair value.  We recorded an unrealized gain on the conversion feature for the three and six months ended January 31, 2010 of approximately $28 thousand and $32 thousand, respectively.  This gain is a non-cash item not impacting operating cash flows or results of operations. See Note 11– Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the calculation of change in fair value of this conversion feature for the three and six months ended January 31, 2010.

Loss on change in fair value of marketable securities

The Company’s marketable securities consist of non-registered common stock. The Company has classified these securities as an available-for-sale security due to the six month holding requirement imposed by the Securities and Exchange Commission on non-exempt security purchases.  The Company, however, has elected to fair value these securities on a recurring basis.  The Company recorded an unrealized loss of $400 thousand and $530 thousand for the three and six months ended January 31, 2010, respectively.  No marketable securities existed during the three and six months ended January 31, 2009.  This loss is a non-cash item not impacting operating cash flows or results of operations. See Note 11– Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the determination of fair value.

Loss on change in fair value of warrants

The Company’s liability warrants are recorded at fair value.  For the three and six months ended January 31, 2010, change in fair value of warrants was approximately a gain of $2 thousand and a loss of $4 million, respectively. The $4 million unrealized loss for the six months ended January 31, 2010 is a result of a one (1) for four (4) forward split that occurred on August 11, 2009 that had the effect of increasing the number of outstanding warrants by 21.42 million and the increase in share price used in valuing the warrants from $0.17 to $0.25. This loss is a non-cash item not impacting operating cash flows or results of operations.  See Note 11– Assets and Liabilities Measure at Fair Value to the financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the calculation of change in fair value of warrants for the three and six months ended January 31, 2010.

Income Taxes:

For the three and six months ended January 31, 2010, the Company estimated approximately $10 thousand and $20 thousand in Texas gross margin tax, an increase of $2 thousand and $6 thousand as compared to the same prior year periods.  The increase is directly related to the Company’s increased revenue and profitability between the two periods. The Company realized no tax benefit from the deferred tax asset resulting from net operating losses carryforward as the deferred tax asset has been fully reserved.

Net loss:

The Company’s net loss amounted to approximately $1.7 million and $7.3 million for the three and six months ended January 31, 2010, respectively, as compared to approximately $1.2 million and $3.4 million net loss for the three and six months ended January 31, 2009.  Although the Company experienced an increase in revenues and improvement in gross margin, the increase in net loss is attributable to non-cash amortization of the Company’s advertising and marketing agreement as well as significant non-cash unrealized losses recognized on the Company’s marketable securities and outstanding liability warrants.

Loss per common share:

Loss per common share amounted to $0.03 and $0.13 for the three months and six months ended January 31, 2010, compared to $0.02 and $0.07 for the three and six months ended January 31, 2009, respectively.  The aforementioned amortization and unrealized losses mainly contributed to the increase in loss per share for the three and six month periods.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of January 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the six month period ended January 31, 2010 to the corresponding prior period:

	January 31, 2010	January 31, 2009

Net cash used in operating activities	$(1,899,673)	$(3,517,673)
Net cash used in investing activities	(776,698)	(126,101)
Net cash provided by financing activities	1,352,033	3,490,198

Net change in cash	$(1,324,338)	$(153,576)

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

As of January 31, 2010

2010	$53,404
2011	106,808
2012	106,808
2013	-
2014	-
Thereafter	-
$267,020

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

We believe that without significant equity and debt investment from outside sources, the Company will not be able to sustain its current planned operations for the next 12 months.  During fiscal 2010, the Company has raised from a shareholder $3 million of equity funding.  In order to raise capital, the Company may sell additional equity or convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution.  The Company has approximately $1.9 million of outstanding notes payable as of January 31, 2010.

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

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

As of January 31, 2010, there were no material changes in the Company’s legal proceedings as previously disclosed in the Company’s 2009 Transition Report.

Item 1a.  Risk Factors

Not applicable.

Item 2.  Unregistered Sales of Equity and Use of Proceeds

On January 29, 2010, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Purchase Agreement”), pursuant to which the Company issued and sold 1,000,000 shares of its newly designated Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and Series C Common Stock Purchase Warrants to purchase an aggregate of 4,000,000 shares of the Company’s common stock (the “Series C Warrants” and, together with the Series C Preferred Stock, the “Private Placement Securities”). The Company received aggregate proceeds from the Sale of the Private Placement Securities equal to $1,000,000.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Reserved

Reserved.

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

3.3
Certificate of Amendment to the Certificate of Incorporation, dated February 3, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2010).

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

5.02
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 26, 2010)

5.03
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 8, 2010)

5.04
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2010)

5.1
Opinion of Sichenzia Ross Friedman Ference LLP dated February 1, 2010 (incorporated by reference to Exhibit 5.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on February 1, 2010)

10.1
Advertising and Marketing Agreement by and between the Company and OmniReliant Holdings, Inc., dated July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

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

10.11
Securities Purchase Agreement by and between the Company and Vicis Captial Master Fund dated January 29, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2010).

10.12
Form of Series C Common Stock Purchase Warrant Certificate between the Company and Vicis Captial Master Fund, dated January 29, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2010).

10.13
Series C Convertible Preferred Stock Certificate of Designation, dated January 29, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2010)

10.14	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on February 1, 2010)

16.1
Change in registrants certifying accountant – Letter from George Stewart, CPA dated November 3, 2009 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K with the Securities and Exchange Commission on November 9, 2009)

31.1	Certification of the Principal Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 17, 2010	/s/ Jay Shafer
Jay Shafer
Co-Chief Executive Officer

Dated: March 17, 2010	/s/ Mark Jarvis
Mark Jarvis
Co-Chief Executive Officer

Dated: March 17, 2010	/s/ Jason Post
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

3.3
Certificate of Amendment to the Certificate of Incorporation, dated February 3, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2010).

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

5.02
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 26, 2010)

5.03
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2010)

5.04
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 8, 2010)

5.1
Opinion of Sichenzia Ross Friedman Ference LLP dated February 1, 2010 (incorporated by reference to Exhibit 5.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on February 1, 2010)

10.1
Advertising and Marketing Agreement by and between the Company and OmniReliant Holdings, Inc., dated July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

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

10.11
Securities Purchase Agreement by and between the Company and Vicis Captial Master Fund dated January 29, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2010).

10.12
Form of Series C Common Stock Purchase Warrant Certificate between the Company and Vicis Captial Master Fund, dated January 29, 2010 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2010).

10.13
Series C Convertible Preferred Stock Certificate of Designation, dated January 29, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2010)

10.14	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on February 1, 2010)

16.1
Change in registrants certifying accountant – Letter from George Stewart, CPA dated November 3, 2009 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K with the Securities and Exchange Commission on November 9, 2009)

31.1	Certification of the Principal Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).