Form 10-Q
period 2010-04-30
Zurvita Holdings, Inc.
filed 2010-06-14
CIK 1408950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2010

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
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 14, 2010:
57,022,714 shares of common stock, par value $0.0001

ZURVITA HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 30, 2010	July 31, 2009
ASSETS
Current assets
Cash	$561,778	$1,390,953
Marketable securities (at fair value)	640,000	-
Accounts receivable	117,212	47,732
Agent advanced compensation	721,784	927,002
Deferred expenses	148,768	-
Deferred marketing costs	164,350	657,400
Total current assets	2,353,892	3,023,087

Property, plant and equipment (net)	93,366	112,036

Agent advanced compensation	-	271,344
Marketing agreement	2,000,000	-
Merchant account deposit	115,333	115,333
Other assets	92,263	24,126
Total assets	$4,654,854	$3,545,926

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$211,348	$471,081
Accounts payable - related party	107,367	-
Notes payable - current	385,484	787,237
Accrued expenses	230,718	148,001
Deferred revenue	1,097,270	934,321
Income tax payable	54,686	35,276
Total current liabilities	2,086,873	2,375,916

Deferred compensation - related party	64,736	-
Notes payable - long term	1,616,776	284,967
Fair value of share conversion feature	421,941	-
Fair value of warrants	5,005,290	549,780
Total liabilities	9,195,616	3,210,663

Redeemable preferred stock	2,848,747	1,211,000

Stockholders' deficit
Common stock ($.0001 par value, 300,000,000 shares authorized; 65,022,714 and 64,440,000 shares issued and 57,022,714 and 56,440,000 shares outstanding as of April 30, 2010 and July 31, 2009, respectively)	6,502	6,444
Treasury stock	(210,000)	(210,000)
Additional paid-in capital	9,530,451	9,094,182
Accumulated deficit	(16,716,462)	(9,766,363)
Total stockholders' deficit	(7,389,509)	(875,737)

Total liabilities and stockholders' deficit	$4,654,854	$3,545,926

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended			For the Nine Months Ended
	April 30,			April 30,
	2010	2009		2010		2009
REVENUES
Administrative websites	$519,514		$207,023		$1,517,649		$621,766
Advertising sales	342,145		-		597,736		-
Commissions	127,123		22,079		283,964		22,693
Marketing fees and materials	501,538		499,905		1,452,765		1,297,506
Membership fees	216,596		433,865		756,347		1,279,278
Total revenues	1,706,916		1,162,872		4,608,461		3,221,243

COST OF SALES
Benefit and service cost	409,333		160,269		1,039,579		493,659
Sales commissions	711,061		636,248		2,341,937		2,381,047
Total cost of sales	1,120,394		796,517		3,381,516		2,874,706

GROSS PROFIT	586,522		366,355		1,226,945		346,537

OPERATING EXPENSES
Depreciation	9,011		8,452		26,287		19,693
Office related expenses	115,872		56,679		284,760		183,326
Payroll and employee benefits	435,568		261,941		1,198,538		861,738
Professional fees	253,413		341,472		1,002,310		1,418,606
Selling and marketing	711,010		876,583		2,201,817		2,204,003
Travel	34,624		23,831		140,657		245,247
Total operating expenses	1,559,498		1,568,958		4,854,369		4,932,613

Loss from operations before other income (expense)	(972,976)		(1,202,603)		(3,627,424)		(4,586,076)

OTHER INCOME (EXPENSE)
Gain on change in fair value of share conversion feature	139,190		-		171,485		-
Interest expense	(82,405)		-		(190,501)		-
Gain (loss) on change in fair value of marketable securities	400,000		-		(130,000)		-
Gain (loss) on change in fair value of warrants	948,435		-		(3,091,230)		-
Loss on debt restructure	(50,000)		-		(50,000)		-
Total other income (expense)	1,355,220		-		(3,290,246)		-

Income (loss) before income taxes	382,244		(1,202,603)		(6,917,670)		(4,586,076)

Income taxes	12,287		8,140		32,429		22,549

Net income (loss)	$369,957		$(1,210,743)		$(6,950,099)		$(4,608,625)

Basic earnings (loss) per share	$0.01	$	(0.02)	$	(0.12)	$	(0.09)

Basic weighted average number of common shares outstanding	56,964,734		49,240,000		56,683,117		49,240,000

Diluted earnings (loss) per share	$0.00	$	(0.02)	$	(0.12)	$	(0.09)

Diluted weighted average number of common shares outstanding	104,950,540		49,240,000		56,683,117		49,240,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	April 30, 2010	April 30, 2009
Cash flows from operating activities
Net loss	$(6,950,099)	$(4,608,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization on note payable discount	95,635	-
Amortization on deferred marketing costs	493,050	-
Depreciation	26,287	19,693
Share-based compensation	386,327	112,870
Gain on change in fair value of share conversion liability	(171,485)	-
Loss on change in fair value of marketable securities	130,000	-
Loss on change in fair value of warrants	3,091,230	-
Loss on debt restructure	50,000	-
Changes in operating assets and liabilities
Increase in accounts receivable	(69,480)	(7,664)
Decrease (increase) in agent advanced compensation	476,562	(51,676)
Increase in deferred expenses	(148,768)	(491,784)
Increase in merchant account deposits	-	(115,333)
Increase in other assets	(46,106)	(8,216)
Increase in accounts payable and accrued expenses	12,914	141,593
Increase in deferred revenue	162,949	390,347
Increase in deferred compensation related party	64,736	-
Net cash used in operating activities	(2,396,248)	(4,618,795)

Cash flows from investing activities
Purchase of property and equipment	(7,617)	(126,101)
Purchase of marketable securities	(770,000)	-
Net cash used in investing activities	(777,617)	(126,101)

Cash flows from financing activities
Contributions of capital from The Amacore Group, Inc.	-	4,575,375
Proceeds from sale of preferred stock	3,000,000	-
Principal payments made on notes payable	(655,310)	-
Net cash provided by financing activities	2,344,690	4,575,375

Net change in cash balance	(829,175)	(169,521)

Beginning cash	1,390,953	174,585

Ending cash	$561,778	$5,064

Supplemental disclosure of cash flow information
Cash paid for interest	$17,890	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(UNAUDITED)

	Shares Common Stock	Common Stock	Treasury Stock		Additional Paid-In Capital	Accumulated Deficit		Total Stockholder's Deficit
Balance, July 31, 2009	56,440,000	$6,444	$	(210,000)	$9,094,182	$	(9,766,363)	$	(875,737)

Share-based compensation	382,714	38		-	322,576		-		322,614

Reclass liability warrants to equity	-	-		-	63,713		-		63,713

Loss on debt restructure	200,000	20		-	49,980		-		50,000

Net loss	-	-		-	-		(6,950,099)		(6,950,099)

Balance, April 30, 2010	57,022,714	$6,502	$	(210,000)	$9,530,451	$	(16,716,462)	$	(7,389,509)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Our condensed consolidated financial statements include the accounts of Zurvita Holdings, Inc. (referred to herein as the “Company,” “Zurvita Holdings,” “we,” “us” or “our”) and our wholly-owned subsidiary Zurvita, Inc. (Zurvita).  Material intercompany transactions and balances have been eliminated upon consolidation.  Zurvita Holdings is a direct sales marketing company offering high-quality products and services targeting individuals, families and small businesses.  The Company’s differentiated services feature consumer products and small business solutions offered through a growing network of independent sales consultants.  Zurvita Holdings offers a unique business-to-business strategy with turnkey solutions for commercial and residential energy, advertising, telecommunications and healthcare services.  The Company also markets numerous low-cost ancillary products, such as legal assistance and restoration services for identity theft and consumer credit.

Management’s Assessment of Liquidity

Since the Company’s inception, the Company has primarily met its operating cash requirements through equity contributions from The Amacore Group, Inc. (Amacore), who was the Company’s sole shareholder prior to July 30, 2009.  Subsequent to July 30, 2009, the Company has sold several series of preferred stock for gross proceeds of $5.3 million to another related party. We are using the proceeds from the sale of preferred stock to subsidize the Company’s operations as the Company’s revenues and operating cash flows are not currently sufficient to support the Company’s current operations.

The Company believes that its cash resources, together with increasing revenue and gross margin and assuming the continued support of its related party stockholders, will be sufficient to sustain current planned operations for the next 12 months. The Company raised $7.05 million from the sale of preferred stock in four tranches completed in July 2009, October 2009, January 2010 and June 2010.   Additional cash resources may be required should the Company not meet its sales targets, exceed its projected operating costs, wish to accelerate sales or complete one or more acquisitions or if unanticipated expenses arise or are incurred.

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

At April 30, 2010, the Company had positive working capital of approximately $267 thousand and an accumulated deficit of approximately $16.7 million.  For the three and nine months ended April 30, 2010, the Company had a net income of $370 thousand and a net loss of $7 million, respectively.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying condensed consolidated balance sheet as of July 31, 2009, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of April 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements not misleading have been included. Results for the three and nine month periods ended April 30, 2010 are not necessarily indicative of the results that may be expected for the year ending July 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Company’s Transition Report on Form 10-K for the seven months ended July 31, 2009.

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

Revenue Recognition

Administrative Websites

Company’s independent representatives pay a fee to the Company entitling them to use of websites that facilitate their business operations.  This revenue is recognized ratably over the website subscription period.

Advertising Sales

The Company markets subscriptions to a service that facilitates the ability of customers, typically small business owners, to display commercial advertising via an on-line search directory.  This revenue is recognized ratably over the advertising subscription period.

Commissions

The Company is paid a commission for its sales of third-party products. Commissions are recognized as products are sold and services performed and the Company has accomplished all activities necessary to complete the earnings process.

Marketing Fees and Materials

The Company markets certain of its products through a multi-level sales organization whereby independent distributors establish their own network of associates.  The independent distributors pay the Company an annual fee to become marketing representatives on behalf of the Company.  In exchange, the representatives receive access, on an annual basis, to various marketing and promotional materials and tools as well as access to a customized management reporting platform; accordingly, revenue from marketing fees is recognized over an annual period.  The Company also earns ancillary revenue from the sale of marketing materials to third parties.  Revenue is recognized when marketing materials are delivered.

Membership Fees

The Company recognizes revenues from membership fees as earned for the sales of other lifestyle discount benefit programs, such as household protection and personal financial services.  These arrangements are generally renewable monthly and revenue is recognized over the renewal period.  These products often include elements sold through contracts with third-party providers.  Based on consideration of each contractual arrangement, revenue is reported on a gross basis.

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $144 thousand and $29 thousand for the three months ended April 30, 2010 and 2009, respectively, and $316 thousand and $79 thousand for the nine months ended April 30, 2010 and 2009, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimates for an allowance for refunds and chargebacks totaled approximately $20 thousand and $10 thousand is included in accrued expenses in the accompanying condensed consolidated balance sheets as of April 30, 2010 and July 31, 2009, respectively.

Selling and Marketing Costs

The Company classifies merchant account fees, fulfillment costs and lead cost not identifiable with specific product sales within selling and marketing costs within the Statement of Operations.

Concentration of Credit Risk

All of the Company’s credit card processing is with one merchant processor, as well as all marketing sales commission payments are calculated by a third-party service provider.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates requiring a high degree of management’s subjective judgments include the allowance for sales refunds and chargebacks, capitalization of certain assets, depreciable/amortizable lives, impairment of long-lived assets, determination of amount of allowance for doubtful accounts, the fair value of marketable securities, the expected volatility of common stock, and the fair value of common stock and warrants as well as the allocation of proceeds from the issuance of debt and equity instruments.  Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

Marketable Securities

The Company’s marketable securities consist of non-registered common stock. The Company fair values these securities on a recurring basis and has accounted for these securities as trading securities in accordance with U.S. GAAP.  These investments are carried in the accompanying consolidated balance sheet at fair value, with the difference between cost and fair value (unrealized gains and losses) included in the Statement of Operations.  Marketable securities are classified as current assets as they are available to meet the current operating needs of the Company.

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  At April 30, 2010 and July 31, 2009, no allowance was recorded.

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

Share-Based Compensation

The Company recognizes the cost resulting from all share-based payment transactions in the financial statements using a fair-value-based measurement method.  The Company uses the Black-Scholes Option Pricing Model in computing the fair value of warrant instrument issuances.

The fair value of share-based compensation awarded by the majority stockholder to management personnel is reflected as share-based compensation expense and as a capital contribution in the Company’s financial statements over the requisite service period.

The measurement date for valuing share-based payments made to non-employees is the earlier of the date at which a commitment for performance by the counterparty to earn the equity instruments is reached or the date at which the counterparty’s performance is complete.

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

Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic loss per share when the issuance of the shares is no longer contingent.  For the nine months ended April 30, 2010 and 2009, securities that could potentially dilute earnings per share in the future were not included within the Company’s earnings (loss) per share calculation as their effect would be anti-dilutive.

Reclassifications

Certain amounts within the marketing fees and materials category on the statement of operations for the prior period have been reclassified to administrative websites to conform to the current period presentation.

NOTE 3 – NON CASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the nine months ended:

	April 30, 2010	April 30, 2009

Accounts payable paid directly by majority stockholder	$-	$1,278,441

Amortization on note payable discount	95,635	-

Common stock issuance for consulting services	105,290	-

Common stock issuance for debt restructure	50,000	-

Embedded conversion feature on note payable issued	593,426	-

Financed insurance agreement	22,031	-

Interest converted to principal	61,127	-

Note payable issued for marketing agreement	1,406,574	-

Reclassification of warrants from liability to equity	63,713	-

NOTE 4 – AGENT ADVANCED COMPENSATION

The Company entered into loan agreements with certain of its independent sales agents which represent advanced compensation.  The agreements have an approximately 2 year term; however, if an agent is still selling for the Company at the maturity date then the note is forgiven.  Therefore, the Company is expensing them over the term of the loan.  The expense is recognized in selling and marketing expenses on the statement of operations as it is not directly related to sales of product or services.  Approximately $306 thousand and $193 thousand of expense was recognized for the three months ended April 30, 2010 and 2009, respectively, and approximately $837 thousand and $463 thousand for nine months ended April 30, 2010 and 2009, respectively.  As of April 30, 2010, the balance of the loans was approximately $722 thousand and is classified as a current asset as the remaining carrying amount will be fully amortized by December 31, 2010.

NOTE 5 – DEFERRED EXPENSES

Subsequent to July 31, 2009, the Company has begun selling advertising subscriptions. For sales of subscriptions for which the terms cross reporting periods, the associated commissions paid to the Company’s sales representatives are deferred and amortized over the subscription period.  As of April 30, 2010, the balance of the deferred commissions was approximately $148 thousand and is classified as a current asset.

NOTE 6– DEFERRED MARKETING COSTS

Deferred marketing costs represent an Advertising and Marketing Agreement between the Company and OmniReliant Holdings, Inc. (“OmniReliant”), a related party. The marketing agreement was capitalized at the fair value of the stock consideration given and amortized over the life of the agreement which has a one-year contract term.  Approximately $164 thousand and $493 thousand of amortization were taken for the three and nine months ended April 30, 2010.  The agreement was entered into during fiscal year 2010, thus no expense was recognized during the three and nine months ended April 30, 2009.

NOTE 7 –MARKETING AGREEMENT

This marketing agreement represents an agreement between the Company and OmniReliant whereby the Company was granted a perpetual right, under all intellectual property rights applicable to the LocalAdLink Software, to market and sell the product through its independent sales representatives.

The carrying value of the marketing agreement is the total value of consideration given, which was a $2 million note payable.  The marketing agreement is classified as an intangible asset with an indefinite life and subject to annual impairment analysis or more frequently if events and circumstances change.

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	April 30, 2010	July 31, 2009

Convertible note payable; face amount $2 million; bearing interest of 6% per annum; unsecured; principal payment due on October 9, 2012	$1,563,335	$-

Financing agreement; bearing interest at 5.25% per annum; payable in monthly installments of approximately $2.5 thousand; due through July 2010	7,440	-

Promissory note payable; bearing interest of 7.5% per annum; unsecured; principal payments due monthly approximately $27 thousand through July 2011	431,485	549,014

Promissory note payable to majority shareholder (on demand; noninterest bearing; unsecured)	-	523,190

Total notes payable	$2,002,260	$1,072,204

The convertible note’s principal balance is due three years from the date of issuance and convertible at any time at the option the holder at a conversion price of $0.25 per share.  At April 30, 2010, the said note was convertible into approximately 8.3 million shares of common stock.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance date was approximately $593 thousand.  The separation of the conversion feature from the note payable resulted in a discount on the note payable and a share conversion liability in the amount of approximately $593 thousand.  The share liability is subject to recurring fair value adjustments each reporting period (see Note 11 - Assets and Liabilities Measured at Fair Value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest expense in the statement of operations.  During the three and nine months ended April 30, 2010, total interest expense related to the convertible note payable was approximately $74 thousand and $164 thousand, respectively.   Of the interest expense recognized, approximately $61 thousand was deferred and added to the principal of the note.  The remaining interest due was accrued and will either be paid or deferred at the Company’s election based upon contractual terms of the note payable.

Of the notes payable presented in the preceding table, approximately $385 thousand is classified as current maturities as of April 30, 2010.

The following is a schedule of the future maturity payments required under the Company’s promissory notes payable.

Current	$385,484
2011	53,441
2012	2,061,127
2,500,052
Net of discount on convertible note payable	(497,792)
$2,002,260

NOTE 9 - ACCRUED EXPENSES

Accrued expenses consist of the following at April 30, 2010 and July 31, 2009:

	April 30, 2010	July 31, 2009
Commissions	$124,712	$97,023
Interest	15,716	-
Professional fees	-	3,118
Marketing materials	7,204	-
Payroll	38,601	29,252
Refund reserve	20,113	10,000
Rent	9,928	-
Sales tax payable	14,444	8,608
Total	$230,718	$148,001

NOTE 10 - DEFERRED REVENUE

Deferred revenue consists of the following at April 30, 2010 and July 31, 2009:

	April 30, 2010	July 31, 2009
Advertising sales	$160,061	$-
Conferences and training	31,941	-
Direct response media	62,992	-
Marketing fees	727,852	787,603
Member fees	114,424	146,718
Total	$1,097,270	$934,321

NOTE 11– ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

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

Financial instruments which are measured at estimated fair value at the time of issuance are considered non-recurring and are included in the condensed consolidated financial statements as deferred marketing costs.  The fair value of this deferred marketing agreement was determined at the date of issuance by an independent expert valuation specialist using the Black-Scholes Option Pricing Model.

Assets and liabilities measured at estimated fair value and their corresponding fair value hierarchy is summarized as follows:

	April 30, 2010 Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Unobservable Inputs (Level 3)	Total Fair Value
Marketable securities	$640,000	$-	$640,000
Total Assets	$640,000	$-	$640,000

Share conversion feature	$-	$421,941	$421,941
Warrants	$-	$5,005,290	$5,005,290
Total liabilities	$-	$5,427,231	$5,427,231

	July 31, 2009 Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Deferred marketing costs	$-	$657,400	$657,400
Total Assets	$-	$657,400	$657,400

Warrants	$-	$549,780	$549,780
Total liabilities	$-	$549,780	$549,780

The Company has categorized its assets and liabilities measured at fair value into the three-level fair value hierarchy, as defined in Note 2, based upon the priority of inputs to respective valuation techniques.  Assets included in the level 1 of the fair value hierarchy include marketable securities which are fair valued on a recurring basis using quoted market prices.  Assets included in the level 3 of the fair value include a marketing agreement which is not required to be fair valued on a recurring basis.  Liabilities included within level 3 of the fair value hierarchy presented in the preceding table include certain warrants and a share conversion feature.  The valuation methodology uses a combination of observable and unobservable inputs in calculating fair value.

The Company recorded an unrealized gain of approximately $400 thousand and an unrealized loss of $130 thousand on its marketable securities for the three and nine months ended April 30, 2010.  The gain and loss have been included in the Statement of Operations caption “Gain (loss) on change in fair value of marketable securities.”

The changes in level 3 liabilities measured at fair value on a recurring basis during the three and nine months ended April 30, 2010 are summarized as follows:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)

	Balance Beginning of Period	Reclassification of Liability Warrants to Equity	Issuance	(Gain) or Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the three months ended,
April 30, 2010
Share conversion feature	$561,131	$-	$-	$(139,190)	$421,941
Warrants	$6,017,438	$(63,713)	$-	$(948,435)	$5,005,290

For the nine months ended,
April 30, 2010
Share conversion feature	$-	$-	$593,426	$(171,485)	$421,941
Warrants	$549,780	$(63,713)	$1,427,993	$3,091,230	$5,005,290

For the three and nine months ended April 30, 2010, total unrealized gains of approximately $139 thousand and $171 thousand are included in earnings in the Statement of Operations caption “Gain on change in fair value of share conversion feature.”  For the three and nine months ended April 30, 2010, total unrealized gain of approximately $948 thousand and an unrealized loss of $3.1 million are included in earnings in the Statement of Operations caption “Gain (loss) on change in fair value of warrants.”  The $3.1 million unrealized loss for the nine months ended April 30, 2010 is a result of the 4-to-1 forward share split that occurred on August 11, 2009 that had the effect of increasing the number of outstanding warrants by 21.42 million and the increase in share price used in valuing the warrants from $0.17 to $0.25.

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

Nonrecurring Fair Value Measurements

The following table presents an intangible asset that is not subject to recurring fair value measurements.

	Fair Value at April 30, 2010	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
Marketing agreement	$2,000,000	$2,000,000	$-

With respect to the marketing agreement, the fair value of the note payable consideration given on October 9, 2009 was determined to approximate the fair market value of the agreement.  Subsequently, there have been no impairment indicators to require the remeasuring of the intangible asset’s fair value as of April 30, 2010; consequently, no gain or loss has been recorded within the Statement of Operations.

NOTE 12—REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share.  The following table summarizes the Preferred Stock issuances and number of Preferred Shares outstanding:

		Shares Outstanding at
Preferred Stock	Date of
Issuance	Issuance	April 30, 2010	July 31, 2009
Series A	July 30, 2009	1,750,000	1,750,000
Series B	October 6, 2009	2,000,000	-
Series C	January 29, 2010	1,000,000	-
		4,750,000	1,750,000

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

The liquidation value of Series A, Series B and Series C Convertible Preferred Stock was $1.75 million, $2 million and $1 million, respectively, as of April 30, 2010.

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

At April 30, 2010, Series A, Series B and Series C Convertible Preferred Stock is convertible into 28 million, 8 million and 4 million common shares, respectively.

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

NOTE 13 - COMMON STOCK

The Company has authorized 300 million common shares with a par value of $0.0001 per share.  On all matters required by law to be submitted to a vote of the holders of common stock, each share of common stock is entitled to one vote per share.

During the quarter ended April 30, 2010, the Company issued approximately 331 thousand shares of restricted common stock in exchange for consulting services.

On July 30, 2009, the Company granted Mr. Jarvis 1.8 million shares of common stock, to be held in escrow, in connection with the execution of an employment agreement and pursuant to the Company’s 2009 Incentive Stock Plan.  These shares will be issued to Mr. Jarvis is accordance with the vesting period or upon completion of certain performance measures.  Due to the forward stock split, the amount of shares were increased to 7.2 million shares of common stock.  The shares are subject to a vesting period in which 3.6 million shares vest on July 30, 2010 and with the remainder vesting on July 30, 2011.  The grant date fair value was $180. For the three and nine months ended April 30, 2010, approximately $57 thousand and $172 thousand of stock-based compensation expense was recognized, respectively.  For the three and nine months ended April 30, 2009 no stock-based compensation expense was recognized.

NOTE 14–WARRANTS

During 2009,  Zurvita’s Board of Directors adopted the 2009 Incentive Stock Plan (the 2009 Plan), pursuant to which we reserved for issuance 6 million shares of Zurvita common stock to be used as awards to employees, directors, consultants, and other service providers. The purpose of the 2009 Plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into Zurvita’s development and financial success.  Under the proposed 2009 Plan, Zurvita is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2009 Plan will be administered by our Board of Directors until such time as such authority has been delegated to a committee of the Board of Directors.  As of April 30, 2010, 2.2 million total options were issued under the 2009 Plan.

During the three and nine months ended April 30, 2010, Zurvita issued warrants to purchase common stock.

The following table summarizes the status of all warrants outstanding and exercisable at April 30, 2010.

Outstanding Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	41,260,000	$0.12	6.28
$0.50 to $0.99	1,502,638	$0.52	1.47
	42,762,638	$0.13	6.11

Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	41,260,000	$0.12	6.28
$0.50 to $0.99	1,197,638	$0.52	0.63
	42,457,638	$0.13	6.12

Compensatory Equity Warrants

During the nine month period ended April 30, 2010, the Company issued compensatory equity warrants to purchase an aggregate of approximately 1.5 million shares of common stock.

Assumptions used to determine the fair value of the compensatory warrants granted during the nine months ended April 30, 2010 are as follows.  There were no compensatory warrants granted during the seven months ended July 31, 2009.

April 30, 2010

Expected dividends	0%
Expected volatility	65%
Risk free interest rate	0.22% - 2.41%
Expected life	6 months - 5 years

The following table summarizes the activity for compensatory warrants classified as equity for the nine months ended April 30, 2010.

	Compensatory Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2009	-	$-	-	$-
Reclass from liability to equity	700,000	0.25	4.54
Issued	1,536,191	0.52	-	-
Exercised	(33,553)	0.50	-	-
Cancelled or Expired	-	-	-	-
Outstanding at April 30, 2010	2,202,638	$0.43	2.45	$-
Exercisable at April 30, 2010	1,897,638	$0.42	2.07	$-

There were approximately 34 thousand warrants exercised during the nine months ended April 30, 2010 with an associated intrinsic value of approximately $8.4 thousand at the date of exercise.  There were no warrants exercised during the nine months ended April 30, 2009 and therefore no intrinsic value associated.  The total fair value of warrants vested during the nine months ended April 30, 2010 was approximately $74 thousand.  The weighted average grant date fair value of warrants granted during the nine months ended April 30, 2010 was $0.04.

A summary of the status of the Company's non-vested compensatory equity warrants of April 30, 2010, and the changes during the nine months ended April 30, 2010, is presented below.

	Compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2009	-	$-
Reclass from liability to equity	700,000	0.09
Issued	1,536,191	0.02
Exercised	(33,553)	0.00
Vested	(1,897,638)	0.04
Non-vested at April 30, 2010	305,000	$0.07

Non-compensatory Liability Warrants

During the nine month period ended April 30, 2010, Zurvita issued in conjunction with preferred stock non-compensatory warrants to purchase an aggregate of approximately 12 million shares of common stock.  There were approximately 40.6 million non-compensatory warrants outstanding as of April 30, 2010, all of which were classified as liabilities.  These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control or certain exercise prices are not fixed which has the potential to cause a variable number of shares and/or value exchange upon exercise.

The fair value of each option award classified as a liability on the balance sheets is estimated on the date of the grant using the Black-Scholes Pricing Model and the assumptions noted in the following table.  The stock price used approximates the market price less a marketability discount of 30%.  Expected volatility was determined by independent valuation specialist.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury Strip yield curve in effect at the time of grant.  The expected term of options granted represents the period of time that options granted are expected to be outstanding.

Assumptions used to determine the fair value of the non-compensatory warrants granted at and during the nine months ended April 30, 2010 and the seven months ended July 31, 2009 are as follows.

	April 30, 2010	July 31, 2009

Expected dividends	0%	0%
Expected volatility	65%	65%
Risk free interest rate	2.15% - 3.13%	3.22%
Expected life	5 - 7 years	5 - 7 years

A summary of the activity of the Company's non-compensatory warrants classified as liabilities on the balance sheet during the nine months ended April 30, 2010 is presented below.

	Non- Compensatory Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at July 31, 2009	28,560,000	$0.06	6.96
Issued	12,000,000	0.25	6.54
Exercised	-	-	-
Cancelled or Expired	-	-	-
Outstanding and Exercisable at April 30, 2010	40,560,000	$0.12	6.31

As of April 30, 2010, there was no unrecognized compensation cost related to warrants as all non-compensatory liability warrants outstanding are vested.  There were no warrants exercised during the nine months ended April 30, 2010 and 2009 and therefore no intrinsic value associated.  The total fair value of warrants vested during the nine months ended January 31, 2010 was approximately $1.4 million.  The weighted average grant date fair value of warrants granted during the nine months ended April 30, 2010 was $0.11.

A summary of the status of the Company's non-vested non-compensatory liability warrants as of April 30, 2010, and the changes during the nine months ended April 30, 2010, is presented below.

	Non- Compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2009	-	$-
Issued	12,000,000	0.11
Exercised	-	-
Vested	(12,000,000)	-
Non-vested at April 30, 2010	-	$-

Amacore Stock Warrants Issued

During 2008, Amacore granted to Mr. Jarvis 800 thousand warrants to purchase common stock in connection with his employment agreement with the Company.  In the event the warrants are exercised, Amacore will issue the corresponding authorized and available common stock to Mr. Jarvis.  The contractual term of the warrants issued was five years.

Amacore had accelerated the vesting conditions of the original award prior to July 31, 2009 and therefore, no compensation expense is recorded in fiscal 2010.  As of April 30, 2010 there were 800 thousand warrants outstanding and exercisable.  No warrants expired, nor were any warrants exercised or forfeited during the three and nine months ended April 30, 2010 and therefore, no intrinsic value of warrants exercised.  As of April 30, 2010 the weighted average exercise price of warrants granted was $0.60.  The grant date fair value of the warrants granted was $0.43.

For the three and nine months ended April 30, 2010 no stock-based compensation expense was recognized.  For the three and nine months ended April 30, 2009, approximately $28 thousand and $113 thousand of stock-based compensation expense was recognized, respectively.

Stock-Based Compensation Expense

For the three and nine months ended April 30, 2010 and 2009, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, with the Statement of Operations as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2010	2009	2010	2009
Stock-based compensation:
Payroll and employee benefits	$57,402	$28,068	$237,945	$112,871
Selling and marketing fees	28,343	-	28,343	-
Total	$85,745	$28,068	$266,288	$112,871

NOTE 15 - RELATED PARTY TRANSACTIONS

Equity Contributions

During the nine months ended April 30, 2010 and 2009, the Company received approximately $0 and $4.6 million of equity contributions from its majority stockholder, Amacore, respectively.

Commissions Paid

There are immediate family members of Mr. Jarvis who operate as Independent Business Owners (“IBO”) who were paid agent advances and commission compensation which amounted to approximately $9 thousand and $19 thousand and approximately $32 thousand and $92 thousand, respectively, for the three and nine months ended April 30, 2010, these amounts were for work in which they performed on behalf of the Company.

Interest on Note Payable to OmniReliant Holdings, Inc.

The Company recognized approximately $74 thousand and $164 thousand of interest expense for the three and nine months ended April 30, 2010, respectively, with respect to the note payable due OmniReliant, who is a significant shareholder of the Company.  Of the interest expense recognized, approximately $61 thousand was deferred and added to the principal of the note.  The remaining interest due OmniReliant was accrued and will either be paid or deferred at the Company’s election based upon the contractual terms of the note payable.  No such related party interest expense was incurred during the nine months ended April 30, 2009.

Related Party Receivable

As of April 30, 2010, the Company is owed $10 thousand from OmniReliant for certain costs paid for on OmniReliant’s behalf.

NOTE 16- SUBSEQUENT EVENTS

Security Issuances

On June 4, 2010, the Company sold to Vicis Capital Master Fund 2.3 million shares Series C Convertible Preferred Stock along with 9.2 million warrants to purchase common stock at an exercise price of $0.25.

On June 4, 2010, the Company issued approximately 100 thousand shares of common stock as consideration for legal services in connection to the aforementioned preferred security issuance.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through April 30, 2011, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita Holding’s anticipated growth in sales and margins, and our ability to achieve profitability. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions.  One should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company’s control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made.  The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s Transition Report on Form 10-KT for the seven months ended July 31, 2009 filed with the Securities and Exchange Commission on November 12, 2009 (the “2009 Transition Report”), not all of which are known to the Company.  If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements. The Company will update this forward-looking information only to the extent required under applicable securities laws.  Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

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

•
Results of operations – This section provides an analysis of our results of operations comparing the three and nine months ended April 30, 2010 and 2009.  This analysis is provided on a consolidated basis.

•	Liquidity and capital resources – This section provides an analysis of our cash flows for the nine months ended April 30, 2010 and 2009 as well as a discussion of our liquidity and capital resources.

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

RESULTS OF OPERATIONS

Results of Operations

	For the three months ended April 30,			For the nine months ended April 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)

Revenues	$1,706,916	$1,162,872	$544,044	$4,608,461	$3,221,243	$1,387,218
Cost of Sales	1,120,394	796,517	323,877	3,381,516	2,874,706	506,810
Gross Profit	586,522	366,355	220,167	1,226,945	346,537	880,408

Operating Expenses	1,559,498	1,568,958	(9,460)	4,854,369	4,932,613	(78,244)
Operating Loss	(972,976)	(1,202,603)	(229,627)	(3,627,424)	(4,586,076)	(958,652)

Other Income (Expense)	1,355,220	-	(1,355,220)	(3,290,246)	-	3,290,246

Net Income (Loss) Before Income Taxes	382,244	(1,202,603)	1,584,847	(6,917,670)	(4,586,076)	(2,331,594)
Income Taxes	12,287	8,140	4,147	32,429	22,549	9,880

Net Income (Loss)	$369,957	$(1,210,743)	$(1,580,700)	$(6,950,099)	$(4,608,625)	$2,341,474

Basic Earnings (Loss) Per Share	$0.01	$(0.02)		$(0.12)	$(0.09)

Diluted Earnings (Loss) Per Share	$0.00	$(0.02)		$(0.12)	$(0.09)

Revenue:

For the three and nine months ended April 30, 2010, revenue was approximately $1.7 million and $4.6 million, respectively, as compared to approximately $1.2 million and $3.2 million for the three and nine months ended April 30, 2009, respectively, an increase of approximately $544 thousand and $1.4 million, respectively.

Administrative websites sales and marketing fees were approximately $520 thousand and $502 thousand for the three months ended April 30, 2010, respectively, as compared to approximately $207 thousand and $500 thousand, respectively, for the three months ended April 30, 2009.  For the nine months ended April 30, 2010, administrative websites and marketing fees were approximately $1.5 million and $1.5 million, respectively, as compared to $622 thousand and $1.3 million, respectively, for the nine months ended April 30, 2009.  The aggregate increase in administrative website sales and marketing fees was approximately $314 thousand and $1.1 million for the three and nine months ended April 30, 2010, respectively.  The increase in administrative website sales and marketing fees is a direct result of growth in the total sales representative base which was approximately 6.3 thousand as of April 30, 2010 from approximately 3.1 thousand as of April 30, 2009.  The Company was able to attract and retain more representatives as a result of greater product offering as of April 30, 2010 as compared to April 30, 2009.

The Company’s advertising sales and commissions relating to energy sales were new revenue streams between the periods which both contributed to an aggregate increase of $447 thousand and $859 thousand of new revenue for the three and nine months ended April 30, 2010, respectively, as compared to 2009 comparable periods.  The Company is focusing its efforts and resources on these new products and is recruiting consultants based upon the availability these new products.  The Company’s membership fees were approximately $217 thousand and approximately $756 for the three and nine months ended April 30, 2010, respectively, as compared to approximately $434 thousand and approximately $1.3 million for three and nine months ended April 30, 2009, respectively.  The decrease in membership revenue is a result of the Company’s efforts focusing on recruiting, advertising and energy sales.

Cost of Sales:

For the three and nine months ended April 30, 2010, cost of sales was approximately $1.1 million and $3.4 million, respectively, an increase of approximately $324 thousand and $507 thousand, respectively, from the respective period in 2009. Cost of sales includes the benefit and service costs associated with the products and services sold and sales commissions paid to consultants.  The increase in cost of sales for the three and nine month periods is a direct result of increased revenues.

Gross Profit:

For the three and nine months ended April 30, 2010, gross profit was approximately $587 thousand and $1.2 million, respectively, as compared to a gross profit of approximately $366 thousand and $347 thousand for the three and nine months ended April 30, 2009, respectively.  For the three and nine months ended April 30, 2010 and 2009, the gross profit percentage increased from 32% to 34% and from 11% to 27%, respectively.  The increase in gross profit is due to the fact that the Company’s product offering and consultant base were further developed between the three periods.  The growth in product offerings, including but not limited to ad sales and energy commissions,  has reduced the need of utilizing non-traditional sales incentives to attract and retain consultants, which historically had resulted in commissions either being paid in excess of revenue recognized or resulting in minimal gross profit.

Operating Expenses:

Our operating expenses for the three and nine months ended April 30, 2010 were approximately $1.6 million and $4.9 million, respectively, as compared to $1.6 million and $4.9 million for the three and nine months ended April 30, 2009.

The table below sets forth components of our operating expenses for the three and nine months ended April 30, 2010 compared to the corresponding prior year period:

	Three Months Ended April 30,			Nine Months Ended April 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)

Depreciation	$9,011	$8,452	559	$26,287	$19,693	6,594
Office Related Expenses	115,872	56,679	59,193	284,760	183,326	101,434
Payroll and Benefits	435,568	261,941	173,627	1,198,538	861,738	336,800
Professional Fees	253,413	341,472	(88,059)	1,002,310	1,418,606	(416,296)
Selling and Marketing	711,010	876,583	(165,573)	2,201,817	2,204,003	(2,186)
Travel	34,624	23,831	10,793	140,657	245,247	(104,590)

Total operating expenses	$1,559,498	$1,568,958	$(9,460)	$4,854,369	$4,932,613	$(78,244)

Depreciation expense for the three and nine months ended April 30, 2010, was approximately $9 thousand and $26 thousand, respectively, an increase of approximately $1 thousand and $7 thousand over the same prior year periods.  The increase is directly related to the purchase of property, plant and equipment as the growth of the business has required additional capital assets.

Office related costs include rent, insurance, utilities and office maintenance. For the three month period ended April 30, 2010 these costs were approximately $27 thousand, $28 thousand, $24 thousand, and $37 thousand, respectively.   For the nine months ended April 30, 2010 these costs were approximately $74 thousand, $68 thousand, $47 thousand and $96 thousand, respectively.  The overall increases of approximately $59 thousand and $101 thousand for the three and nine months, respectively, from the prior year period is due to the increased operations of the Company.

Payroll and related expenses for the three and nine months ended April 30, 2010 were approximately $436 thousand and $1.2 million, respectively, a increase of approximately $174 thousand and $337 thousand over the same prior year periods.  Of the increase for the three and nine months, $58 thousand and $153 thousand, respectively, are related to share-based compensation, which is a non-cash expense.  Excluding those amounts, the remaining increase of $116 thousand and $184 thousand for the three and nine months, respectively, is due to the Company’s operational growth.  Additional employees were specifically hired to operate the Company’s online advertising program.

Professional fees consist of consulting, accounting fees, contract labor and legal costs. For the three month period ended April 30, 2010, these costs were approximately $138 thousand, $71 thousand, $11 thousand and $33 thousand, respectively.  For the nine month period ended April 30, 2010, these costs were approximately $588 thousand, $262 thousand, $17 thousand and $135 thousand, respectively. During the three and nine months ended April 30, 2009, legal expense represented approximately $309 thousand and $1.3 million of the professional fees incurred and was related to litigation in which the Company was involved. The Company’s legal costs have been materially reduced due to a legal settlement entered into post April 30, 2009, which was the primary reason for the overall decrease in professional fees of $88 thousand and $416 thousand for the three and nine months ended April 30, 2010 as compared to the same prior year periods.

Selling and marketing expenses for the three and nine months ended April 30, 2010 was $711 thousand and $2.2 million, respectively, a decrease of approximately $166 thousand and $2 thousand as compared to the same prior year periods.  The reduction in selling and marketing expense for the three months was due to a reduction in conference costs as a result of reducing the number of conferences held during the quarter from two to one.

Business travel expenses for the three and nine months ended April 30, 2010 were approximately $35 thousand and $141 thousand, respectively, an increase of approximately $11 thousand and decrease of approximately $105 thousand as compared to the same prior year periods.  The increase for the three months was attributable to the national conference held in March 2010, and the decrease for nine months from was a result of the Company’s efforts to reduce expenses.

Other Income (Expense):

Interest expense

Interest expense for the three and nine months ended April 30, 2010 was approximately $82 thousand and $191 thousand, respectively, compared to $0 for the same prior year periods.  The increase in interest expense is attributable to the issuance of notes payables subsequent to April 30, 2009.

Gain on change in fair value of embedded share conversion feature

An embedded share conversion feature exists within a convertible note payable.  The Company has determined the conversion feature to be a derivative instrument and has valued it at fair value.  We recorded an unrealized gain on the conversion feature for the three and nine months ended April 30, 2010 of approximately $139 thousand and $171 thousand, respectively.  No embedded share conversion feature existed during the three and nine months ended April 30, 2009.  This gain is a non-cash item not impacting operating cash flows or results of operations. See Note 11 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the calculation of change in fair value of this conversion feature for the three and nine months ended April 30, 2010.

Gain (loss) on change in fair value of marketable securities

The Company’s marketable securities consist of non-registered common stock. The Company fair values these securities on a recurring basis.  The Company recorded an unrealized gain of $400 thousand and an unrealized loss of $130 thousand for the three and nine months ended April 30, 2010, respectively.  No marketable securities existed during the three and nine months ended April 30, 2009.  This gain and loss is a non-cash item not impacting operating cash flows or results of operations. See Note 11– Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the determination of fair value.

Gain (loss) on change in fair value of warrants

The Company’s liability warrants are recorded at fair value.  For the three and nine months ended April 30, 2010, change in fair value of warrants was approximately a gain of $948 thousand and a loss of $3.1 million, respectively.  The $3.1 million unrealized loss for the nine months ended April 30, 2010 is a result of the 4-to-1 forward share split that occurred on August 11, 2009 that had the effect of increasing the number of outstanding warrants by 21.42 million and the increase in share price used in valuing the warrants from $0.17 to $0.25.  Gains and losses resulting from valuation of these liability warrants are a non-cash item not impacting operating cash flows or results of operations.  See Note 11 – Assets and Liabilities Measure at Fair Value to the financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the calculation of change in fair value of warrants for the three and nine months ended April 30, 2010.

Income Taxes:

For the three and nine months ended April 30, 2010, the Company estimated approximately $12 thousand and $32 thousand in Texas gross margin tax, an increase of $4 thousand and $10 thousand as compared to the same prior year periods.  The increase is directly related to the Company’s increased revenue and profitability between the three periods.

Net Income (Loss):

The Company had net income of approximately $370 for the three months ended April 30, 2010 and a net loss of approximately $7 million for the nine months ended April 30, 2010, as compared to a net loss of approximately $1.2 million and $4.6 million for the three and nine months ended April 30, 2009.  The net income experienced for the three months ended was a result of gains recognized on marketable securities and warrants, as noted above.  Although the Company experienced an increase in revenues and improvement in gross margin, the increase in net loss for the nine months is attributable to non-cash amortization of the Company’s advertising and marketing agreement as well as significant non-cash unrealized losses recognized on the Company’s outstanding liability warrants.

Earnings (Loss) per Common Share:

Earnings and loss per common share amounted to $0.01 and $0.12 for the three months and nine months ended April 30, 2010, respectively, as compared to a loss per common share of $0.02 and $0.09 for the three and nine months ended April 30, 2009, respectively.  While the unrealized gains on the marketable securities and warrants mainly contributed to the increase in earnings per share for the three month period.  The overall unrealized losses on said items mainly contributed to the increase in loss per share for the nine month period.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of April 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the nine month period ended April 30, 2010 to the corresponding prior period:

	April 30, 2010	April 30, 2009

Net cash used in operating activities	$(2,396,248)	$(4,618,795)
Net cash used in investing activities	(777,617)	(126,101)
Net cash provided by financing activities	2,344,690	4,575,375

Net change in cash	$(829,175)	$(169,521)

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

As of April 30, 2010

2010	$26,702
2011	106,808
2012	106,808
Thereafter	-
$240,318

Funds from operations are the anticipated source to fulfill these commitments.

Since its inception, the Company has met its capital needs principally through sales of its equity and debt securities.  These costs and expenses included operating expenses, such as salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above.

We believe that without significant equity and debt investment from outside sources, the Company will not be able to sustain its current planned operations for the next 12 months.  During fiscal 2010, the Company has raised from a shareholder $5.3 million of equity funding.  In order to raise capital, the Company may sell additional equity or convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.

Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution.  The Company has approximately $2.0 million of outstanding notes payable as of April 30, 2010.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of April 30, 2010, there were no material changes in the Company’s legal proceedings as previously disclosed in the Company’s 2009 Transition Report.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

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

4.5
Amended and Restated Series C Convertible Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2010)

5.02
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 26, 2010)

5.03
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 8, 2010)

5.04
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2010)

5.1
Opinion of Sichenzia Ross Friedman Ference LLP dated February 1, 2010 (incorporated by reference to Exhibit 5.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on February 1, 2010)

10.1
Advertising and Marketing Agreement by and between the Company and OmniReliant Holdings, Inc., dated July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

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

10.14	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on February 1, 2010)

10.15	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2010)

10.16	Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2010)

16.1
Change in registrants certifying accountant – Letter from George Stewart, CPA dated November 3, 2009 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K with the Securities and Exchange Commission on November 9, 2009)

23.1	Consent of McGladrey & Pullen LLP dated January 29, 2010 (incorporated by reference to Exhibit 23.1 to the Company’s Form S-8 with the Securities and Exchange Commission on February 1, 2010)

23.2
Consent of Sichenzia Ross Friedman Ference LLP dated February 1, 2010 January 29, 2010 (incorporated by reference to Exhibit 23.2 included in Exhibit 5.1 to the Company’s Form S-8 with the Securities and Exchange Commission on February 1, 2010)

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

Dated: June 14, 2010	/s/ Jay Shafer
Jay Shafer
Co-Chief Executive Officer

Dated: June 14, 2010	/s/ Mark Jarvis
Mark Jarvis
Co-Chief Executive Officer

Dated: June 14, 2010	/s/ Jason Post
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

4.4
Securities Purchase Agreement by and between Red Sun Mining, Inc. and Vicis Capital Master Fund dated July 30, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009)

4.5
Amended and Restated Series C Convertible Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2010)

5.02
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 26, 2010)

5.03
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2010)

5.04
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 8, 2010)

5.1
Opinion of Sichenzia Ross Friedman Ference LLP dated February 1, 2010 (incorporated by reference to Exhibit 5.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on February 1, 2010)

10.1
Advertising and Marketing Agreement by and between the Company and OmniReliant Holdings, Inc., dated July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

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

10.14	2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on February 1, 2010)

10.15	Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2010)

10.16	Series C Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2010)

16.1
Change in registrants certifying accountant – Letter from George Stewart, CPA dated November 3, 2009 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K with the Securities and Exchange Commission on November 9, 2009)

23.1	Consent of McGladrey & Pullen LLP dated January 29, 2010 (incorporated by reference to Exhibit 23.1 to the Company’s Form S-8 with the Securities and Exchange Commission on February 1, 2010)

23.2
Consent of Sichenzia Ross Friedman Ference LLP dated February 1, 2010 January 29, 2010 (incorporated by reference to Exhibit 23.2 included in Exhibit 5.1 to the Company’s Form S-8 with the Securities and Exchange Commission on February 1, 2010)

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