Form 10-K
period 2010-07-31
Zurvita Holdings, Inc.
filed 2010-12-07
CIK 1408950

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of July 30, 2010 was $0.34 * 4,957,366 = $1,685,504.

The number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2010:
61,497,713 shares of common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ZURVITA HOLDINGS, INC.

FORM 10-K
For the Year Ended July 31, 2010

i

PART I

Forward-Looking Statements

This Transition Report on Form 10-K may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Generally,  words such as “may,” “will,” “should,” “could,” “would,”  “anticipate,” “expect,”  “believe,” “goal,” “plan,” “intend,” “estimate,” “continue” or the negative of or other variation on these and similar other expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-K and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, our future performance and operating results, our future operating plans, our liquidity and capital resources and our legal proceedings.We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Our consolidated financial statements include the accounts of Zurvita Holdings, Inc. (referred to herein as the “Company,” “Zurvita Holdings,” “we,” “us” or “our”) and our wholly-owned subsidiary Zurvita, Inc. (Zurvita).  Material intercompany transactions and balances have been eliminated upon consolidation.  Zurvita Holdings is a direct sales marketing company offering high-quality products and services targeting individuals, families and small businesses.  The Company’s differentiated services feature consumer products and small business solutions offered through a growing network of independent sales consultants.  Zurvita Holdings offers a unique business-to-business strategy with turnkey solutions for commercial and residential energy, advertising, telecommunications and healthcare services.  The Company also markets numerous low-cost ancillary products, such as legal assistance and restoration services for identity theft and consumer credit.

Business History

Red Sun was incorporated in the State of Delaware on June 28, 2007, as a development stage company to engage in the acquisition and exploration of mineral properties.  Red Sun was a shell company.

Zurvita was incorporated in the State of Delaware on January 25, 2008.   Prior to the consummation of a Share Exchange (as defined below), Zurvita was a wholly-owned subsidiary of The Amacore Group, Inc. (“Amacore”)

On July 30, 2009 (the “Closing Date”), Red Sun entered into a Share Exchange Agreement (the “Share Exchange Agreement”) with Zurvita and the holders of all of the issued and outstanding securities of Zurvita prior to the Closing Date (the “Zurvita Securities Holders”), pursuant to which, among other things, the Zurvita Securities Holders contributed all of their securities of Zurvita to Red Sun in exchange for Red Sun’s issuance of 9.3 million shares of common stock of Red Sun (the “Share Exchange”).

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

Concurrent with the closing of the Share Exchange, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with an accredited investor and closed a private placement offering pursuant to which it raised gross proceeds of $1.75 million and, among other things, issued and sold convertible preferred stock (the “Preferred Stock”) convertible into shares of the Company’s common stock (“Conversion Shares”) at an initial conversion price of $0.0625, subject to adjustment (the “Private Placement”).  The Company completed the Private Placement pursuant to which it raised gross proceeds of $1.75 million.

As a result of the Share Exchange and the consummation of the transactions pursuant to the Repurchase Agreement,  Red Sun experienced a change in control and ceased to be a shell company. Zurvita became the Company’s wholly-owned subsidiary and the former shareholders of Zurvita became the owners of approximately 66 percent of the Company’s issued and outstanding shares of common stock and 44 percent of the voting rights of total equity securities outstanding (after giving effect to subsequent issuances of common stock).  The combined entity elected to change its name from Red Sun Mining, Inc. to Zurvita Holdings, Inc. while maintaining Red Sun’s status as a SEC registrant and we are continuing the business plan of Zurvita only.

Business Strategy

Zurvita’s business model embraces a direct sales approach that utilizes the power of network marketing.  The business strategy relies on a marketing sales force that compensates independent business owners (“Consultants”) not only for sales of Company products and services they personally generate, but also for the sales of other Consultants whom they introduced to the business, creating a sales organization of Consultants and a hierarchy of multiple levels of compensation.  The products, services and business opportunity are typically marketed directly to potential business partners, consumers and small businesses by means of referrals, national advertising, video promotions, conferences, the Internet, and word-of-mouth marketing.

Consultants become associated with the Company through an independent contractor relationship and receive remuneration for selling products and services and for expanding their network of people doing the same by promoting Zurvita’s business opportunity.

Strategically, Zurvita utilizes service and technology platforms whereby Consultants market high demand products and services that target consumers and small businesses at many levels.  This creates a Consultant sales organization that in turn sponsors other motivated Consultants.  Under the Company’s business model, each independent sales Consultant has an opportunity to make a living on a full-time basis and to obtain long-term financial security by marketing products that have growing demand in the market place and create long-term residual income.

Zurvita has developed business processes to dramatically increase performance success:

Create Leads

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

Strengthen Brand Recognition

National and regional marketing efforts are administrated to support corporate and “personal” branding initiatives.  Inherent to the network marketing industry is the axiom that people don’t follow products or features, but rather the people with whom they relate to on a personal level.  Zurvita not only invests resources to promote its corporate brand, but has developed a technological platform allowing Consultants to build web-based personal branded sites enhancing their position as affiliate marketers of Zurvita programs and services.

Increase Product and Service Offerings

Zurvita continues to explore the marketplace for new products and services that are anticipated by consumers. These are essential, best-in-class consumer and business solutions in large and growing markets. The network marketing industry mandates a state of continuous improvement by offering its Consultants and customers products and services that offer time, value and conveniences at cost competitive prices.

The Company entered into the growing online advertising market with the launch of a proprietary local advertising search directory service called ZLinked.  This is a proprietary local search and advertising software program owned by Zurvita.  The platform connects consumers who visit high-volume websites with thousands of national and local advertisers, thereby increasing brand identity and exposure, and ultimately customer revenue, by geo-targeting advertising placements in local markets, where they make the most impact.  Additionally, a customer can perform additional searches for local businesses and services across a complete selection of categories and get the information they require.

When a business owner purchases one of the three advertising programs, the local business receives a suite of easy-to-use tools that allows it to fully manage its business listing and advertisements on its own website.  Depending on the service level selected, a business owner can add and manage all of the information it wishes to display, including contact information, such as name, address, phone number and directions. The advertising program also provides business owners with the ability to easily create discount coupons and add multiple photos to an image gallery and upload videos.  All of the management tools have been designed to be intuitive, enabling business owners with little or no technology experience to effectively manage their business listings.

Marketing

Zurvita’s marketing strategies open new, innovative marketing and sales avenues for Consultants to build income through expansion of their sales organization and the residual benefits offered through the sale of products and services.  The marketing strategy features unique components beyond the traditional approach indicative of most network marketing companies.

Media

The agreement with OmniReliant brings strength and uniqueness to Zurvita’s overall marketing strategy.  The synergistic relationship brings the strength of television production and national media placement to drive prospects to Zurvita and to fuel interest in Zurvita programs that are distributed as leads to thousands of Consultants.  OmniReliant offers a host of products that create additional product options for Zurvita.

Technology

Zurvita recognizes the Internet is a powerful platform for the network marketer.  The highly social aspect of the Internet lends itself as a natural marketing vehicle and continuously opens a new population of prospects.  Zurvita offers Consultants robust “back office” support complimented with sales and marketing tools.

Training and Support

The success of an external marketing program is only as effective as the internal marketing strategies to keep Consultants informed and engaged.  Zurvita is committed to a variety of communication initiatives that promote leadership and business effectiveness.  Weekly telephone/webinar meetings as well as informational seminars create opportunities to develop leaders and to promote Zurvita’s business opportunity.  National conferences and regional events further support Zurvita’s efforts to train and develop its national sales force.

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

ZLinked, Powered by Zurvita	Online Search directory that actively pushes ads to an internal local advertising network as well as popular 3rd party search engines.
Premiere placement on national search directory LocalAdLink.com. Organic results on high traffic websites. Strategic placement on internal Ad network. 3rd party placement on popular search engines; Google, Ask, Bing, Yahoo. A low cost leader in Online Advertising.

Zurvita Commercial Energy Solutions	Certain states have deregulated electric and natural gas industries permitting commercial enterprises the option to choose where they may purchase their energy.
Program offers competitive commercial utility services (electric & natural gas) in Texas and California. The program is offered in these deregulated energy markets by selling commercial energy via Zurvita’s energy technology portal platform.  The  portal provides Zurvita energy consultants a state-of-the-art web-based portal to manage business, track revenue and commissions,  and present competitive usage and rate data to potential energy customers.

Employees

As of July 31, 2010, Zurvita Holdings had 17 full-time employees.

Customers

The Company’s products are sold to consumers through a high-quality network of independent sales consultants. Zurvita consultants pay the Company a fee to become marketing representatives as independent business owners. In exchange, the consultants receive access, on an annual basis, to various marketing and promotional materials and tools as well as access to customized management tools and reports via a back office technological platform.   The strength of the Company’s product line and its unique compensation plan offers consultants the opportunity to earn a living from recurring compensation gained from marketing mainstream products and building their own network of distributors.

Competition

The Company operates in the highly competitive business-to-business segment that consists of many different companies ranging from the small sole proprietors to large multi-national domestic and foreign corporations who sell competing products or who are vying for our membership’s consumer spending dollars.  We expect our competition to continually change with the advent of new products and services that contend for our current membership’s consumer spending dollars or diminish the perceived value of our products and services. There are many competitors who are more established than we are and have greater financial and non-financial resources than we do.

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

Corporate Information

Zurvita Holdings is a Delaware corporation formed on June 28, 2007.  Zurvita Holdings principal executive offices are located at 800 Gessner, Houston, Texas 77024.

ITEM 1A. RISK FACTORS

Our business faces risks and uncertainties, including those discussed below and elsewhere in this report. These factors represent risks and uncertainties that could have a material adverse effect on our business, results of operations and financial condition. Additional risks and uncertainties not presently known to us or that we do not presently consider significant also may impair our business or the trading price of our securities. Whenever the terms “our,” “we” and the “Company” are used in this Risk Factors section, they refer to Zurvita Holdings or any of its subsidiaries.

Risks Related to Our Business

We have a history of significant losses and may not be profitable in the future and likely needs significant additional outside funding to continue operating.

We have a history of net losses and have an accumulated deficit of approximately $21.3 million, from inception through July 31, 2010.  We have historically generated significant net operating losses and negative operating cash flows.  We believe that without significant equity and/or debt investment from outside sources, we will not be able to sustain our planned operations for the next 12 months.  Such additional capital may not be available to us on acceptable terms or may not be available at all.  You should not rely solely on the public market valuation of the Company and the views of securities analysts and investors for assessing the operational, business and financial success of the Company. Fluctuations in our quarterly operating results or our inability to achieve profitability may cause volatility in the price of our common stock in the public market.

Our business is difficult to evaluate because we have had a limited operating history and have experienced significant changes.

We have a limited operating history, and the Company’s business has undergone significant transformation during the past several years as a result of changes in the Company’s ownership, the services and products offered, changes in market conditions, changes in our targeted membership, and are expected to continue to change for similar reasons. We cannot assure you that our current business strategy will be successful in the long term.  We have experienced significant losses since inception and, even if demand from members exists, we cannot assure you that our business will be successful.

The Company is majority owned by shareholders who are considered related parties and who will be able to make important decisions about our business and capital structure.

Related parties own approximately 92% of our outstanding common stock and approximately 96% of the voting power of all equity securities.  Of the related parties, a significant percentage of the Company’s outstanding securities are controlled by Amacore who owns approximately 61% of our outstanding common stock and 34% of the voting power of all equity securities.  As a result, Amacore’s interests will be significantly represented in certain corporate matters such as the election of the members of our board of directors, appointment of new management and approval of any action requiring stockholder approval.  Amacore’s interest in exercising control over us and our business may conflict with the interests of our other stockholders.  Amacore’s control may also discourage others from acquiring us or from making a significant investment in us.  Related parties collective interest in exercising control over us and our business may conflict with the interests of our other non-related party stockholders.  The significant related party control may also discourage others from acquiring us or from making a significant investment in us.

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

In addition, if we raise additional funds through the issuance of equity or convertible debt securities, or a combination of both, then the stockholders will suffer dilution, and any new securities may have rights, preferences and privileges senior to those of our common stockholders and other series of preferred stockholders. Furthermore, if we raise capital or acquire businesses by incurring indebtedness, we will become subject to the risks associated with indebtedness, including interest rate fluctuations and any financial or other covenants that our lender may require. Moreover, if our strategy to increase its sales and marketing resources in order to grow revenues does not produce the desired result, then the Company may incur significant, unrecoverable expenses.

Our growth may be limited if it is unable to attract and retain qualified personnel.

Our business is largely dependent on the skills, experience and performance of key members of our senior management team. We plan to increase the Company’s operations and finance personnel. We believe that our success depends largely on its ability to attract and retain highly-skilled and qualified technical and managerial personnel. The market for highly skilled sales, marketing and support personnel is highly competitive as a result of the limited availability of technically-qualified personnel with the requisite understanding of the industry in which we operate. The inability to hire or retain qualified personnel may hinder our ability to implement its business strategy and may harm our business.

Our future growth could strain our personnel and infrastructure resources, and if we are unable to implement appropriate controls and procedures to manage our growth, we may not be able to successfully implement our business plan.

We have experienced strong growth in our operations which has placed, and will continue to place, a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our management to manage growth effectively. This may require us to hire and train additional personnel to manage our expanding operations. In addition, we will be required to continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan and our business and operations may be adversely impacted.

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

We must replace the customers lost in the ordinary course of business and if we fail to do so our revenue may decline and our customer base will decline.

We lose a substantial number of our customers each year in the ordinary course of business.  The loss of customers may occur due to numerous factors, including:

•	changing customer preferences;
•	competitive price pressures;
•	customer dissatisfaction;
•	discontinuance of third-party products and services

We depend on third-party vendors to supply certain of our products and services that we market.  The failure of these vendors to provide these products or services could result in customer dissatisfaction and harm our business and financial condition.

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

We face potential liability related to the privacy and security of personal information it collects from consumers through its website and marketing operations.

 Internet user privacy has become a major issue both in the United States and abroad. We have privacy policies posted on its website that we believe comply with applicable laws requiring notice to users about our information collection, use and disclosure practices. However, whether and how existing privacy and consumer protection laws in various jurisdictions apply to the Internet is still uncertain and may take years to resolve. Any legislation or regulation in the area of privacy of personal information could affect the way we operate our website and could harm our business. Further, we cannot assure you that the privacy policies and other statements on our website or our practices will be found sufficient to protect us from liability or adverse publicity relating to the privacy and security of personal information.  Any unauthorized release or failure to adequately protect private information could cast a negative public perception of us which in turn could adversely affect our ability to attract and retain customers.

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

Healthcare reform measures could hinder or prevent our products’ commercial success.

The healthcare industry is undergoing fundamental changes resulting from political, economic and regulatory influences.  In the United States, comprehensive programs have been proposed that seek to increase access to healthcare for the uninsured, to control the escalation of healthcare expenditures within the economy and to use healthcare reimbursement policies to balance the federal budget.  On March 23, 2010, health reform legislation was approved by Congress and has been signed into law.  The reform legislation provides that most individuals must have health insurance, will establish new regulations on health plans, create insurance pooling mechanisms and other expanded public health care measures, and impose new taxes on sales of medical devices and pharmaceuticals.  Since this legislation is recently enacted and will require the adoption of implementing regulations, we cannot predict the effect, if any, that it will have on our business, but this legislation and similar federal and state initiatives may have the effect of reducing medical procedure volumes, increasing our taxes and otherwise adversely affect our business, possibly materially.

We expect that Congress and state legislatures will continue to review and assess healthcare proposals, and public debate of these issues will likely continue.  We cannot predict which, if any, of such reform proposals will be adopted and when they might be adopted.  Other countries also are considering healthcare reform.  Significant changes in healthcare systems could have a substantial impact on the manner in which we conduct our business and could require us to revise our strategies.

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

 Since our common stock is not listed for trading on a national securities exchange, we are not subject to certain of the corporate governance rules established by the national securities exchanges pursuant to the Sarbanes-Oxley Act of 2002.  These rules relate to independent director standards, director nomination procedures, audit and compensation committees standards, the presence of an audit committee financial expert and the adoption of a code of ethics.

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

Additional risks may exist because Zurvita became public through a reverse merger with Red Sun, which did not have significant operations or assets prior to the time of the transaction. Red Sun was a development stage company from the time of its inception until the time of the Share Exchange. Prior to the Share Exchange, Red Sun had no significant business operations and generated no revenues. We may require the cooperation or assistance of persons or organizations, such as auditors, previously associated with Red Sun in connection with future matters that could be costly or difficult to secure. Although we performed a due diligence review of Red Sun, we still may be exposed to undisclosed liabilities resulting from its prior operations and we could incur losses, damages or other costs as a result. In connection with the Share Exchange, claims may not be brought against such shareholders after six months from the closing of the Share Exchange. Therefore, any liabilities associated with the prior operations, capitalization or ownership of securities of our company by the shareholders of Red Sun may be borne by the holders of securities issued in the Share Exchange or the Private Placement.

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

ITEM 4.  RESERVED

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The common stock of the Company is quoted for trading on the OTC Bulletin Board (the “OTCBB”) under the symbol “ZRVT”.   Set forth below are the quarterly high and low bid prices for our common stock on the OTCBB for the year ended July 31, 2010.  There is no established public trading market for our common stock prior to September 3, 2009.

2010	High	Low
October 31, 2009	1.49	0.10
January 30, 2010	1.49	0.51
April 30, 2010	1.08	0.11
July 31, 2010	2.00	0.11

Holders

As of July 31, 2010, there were 81 holders of record of the Company’s common stock.

Dividends

The Company has never paid any cash dividends on the common stock and does not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund operations, and the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results from operations, capital requirements, applicable contractual restrictions, restrictions in the organizational documents and any other factors that the Board of Directors deems relevant.

Shares Authorized for Issuance Under Equity Compensation Plans

During 2009,  Zurvita’s Board of Directors adopted the 2009 Incentive Stock Plan (the 2009 Plan), pursuant to which we reserved for issuance 6 million shares of Zurvita common stock to be used as awards to employees, directors, consultants, and other service providers. The purpose of the 2009 Plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into Zurvita’s development and financial success.  Under the 2009 Plan, Zurvita is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“Code”), non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2009 Plan is administered by the Board designated Compensation Committee.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,795,526	$0.27	204,474
Equity compensation plans not approved by security holders	-	-	-
Total	5,795,526	$0.27	204,474

 ITEM 6. SELECT FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to and should be read in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition and results of our operations.  The MD&A is organized as follows:

•	Overview – This section provides a general description of our business and operating segments.

•	Results of operations – This section provides an analysis of our results of operations comparing the year ended July 31, 2010 to the seven months ended July 31, 2009.

•
Liquidity and capital resources – This section provides an analysis of our cash flows for the year ended July 31, 2010 and the seven months ended July 31, 2009 as well as a discussion of our liquidity and capital resources.

•
Critical accounting policies – This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application.  In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to our audited consolidated financial statements included within Item 8 of Part II of this 2010 Annual Report on Form 10K.

Overview

Description of Business

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

Results of Operations
	For the Year Ended July 31, 2010	For the Seven Months Ended July 31, 2009	Increase (Decrease)

Revenues	$6,306,020	$2,814,449	$3,491,571
Cost of Sales	4,620,780	2,117,007	2,503,773

Gross Profit	1,685,240	697,442	987,798

Operating Expenses	8,768,439	4,256,324	4,512,115
Operating Loss	(7,083,199)	(3,558,882)	(3,524,317)

Other (Loss) Income	(4,448,345)	35,686	(4,484,031)

Loss Before Income Taxes	(11,531,544)	(3,523,196)	(8,008,348)

Income Taxes	(19,629)	19,144	(38,773)

Net Loss	$(11,511,915)	$(3,542,340)	$(7,969,575)

Basic and Diluted Loss Per Share	$(0.20)	$(0.07)

Revenue:

For the year ended July 31, 2010, revenue was approximately $6.3 million, as compared to approximately $2.8 million for the seven months ended July 31, 2009 an increase of approximately $3.5 million.  The increase in total revenue is primarily a result of new advertising and energy revenue streams and a result of comparing the year ended July 31, 2010 to the seven months ended July 31, 2009.

Administrative websites sales and marketing fees were approximately $2.1 million and $1.9 million for the year ended July 31, 2010, respectively, as compared to approximately $514 thousand and $1.3 million, respectively, for the seven months ended July 31, 2009.  The aggregate increase in administrative website sales and marketing fees was approximately $1.5 million and $642 thousand, respectively.  The increase in administrative website sales and marketing fees is a direct result of growth in the total sales representative base which was approximately 5.1 thousand as of July 31, 2010 from approximately 2.6 thousand as of July 31, 2009.  The Company was able to attract and retain more representatives as a result of greater product offering as of July 31, 2010 as compared to July 30, 2009.

The Company’s advertising sales and commissions relating to energy sales were new revenue streams between the periods which both contributed to an aggregate increase of $1.4 million of new revenue for the year ended July 31, 2010 as compared to the seven months ended July 31, 2009.  The Company is focusing its efforts and resources on these new products and is recruiting consultants based upon the availabilityof these new products.  The Company’s membership fees were approximately $924 thousand for the year ended July 31, 2010 as compared to approximately $965 thousand for the seven months ended July 31, 2009.  The decrease in membership revenue is a result of the Company’s efforts toward focusing on recruiting, advertising and energy sales.

Cost of Sales:

For the year ended July 31, 2010, cost of sales was approximately $4.6 million an increase of approximately $2.5 million from the seven months ended July 31, 2009. Cost of sales includes the benefit and service costs associated with the products and services sold and sales commissions paid to consultants.  The increase in cost of sales for the year ended July 31, 2010 is a direct result of increased revenues.

Gross Profit Percentage:

For the year ended July 31, 2010, gross profit was approximately $1.7 million, respectively, as compared to a gross profit of approximately $697 thousand for the seven months ended July 31, 2009.  For the year ended July 31, 2010 and the seven months ended July 31, 2009, the gross profit percentage increased to 27% from 25%.  The increase in gross profit is due to the fact that the Company’s product offering and consultant base were further developed between the periods.  The growth in product offerings, including but not limited to ad sales and energy commissions,  has reduced the need of utilizing non-traditional sales incentives to attract and retain consultants, which historically had resulted in commissions either being paid in excess of revenue recognized or resulting in minimal gross profit.

Operating Expenses:

Our operating expenses for the year ended July 31, 2010 and for the seven months ended July 31, 2009 were approximately $8.8 million and $4.3 million, respectively.

The table below sets forth components of our operating expenses for year ended July 31, 2010 and for the seven months ended July 31, 2009:

	For the Year Ended July 31, 2010	For the Seven Months Ended July 31, 2009	Increase (Decrease)

Depreciation	$35,555	$19,722	$15,833
Impairment loss on marketing agreement	2,000,000	-	2,000,000
Office related expenses	412,587	124,239	288,348
Payroll and benefits	1,887,185	758,164	1,129,021
Professional fees	1,276,437	1,409,565	(133,128)
Selling and marketing	2,949,708	1,878,349	1,071,359
Travel	206,967	66,285	140,682

Total operating expenses	$8,768,439	$4,256,324	$4,512,115

Depreciation expense for the year ended July 31, 2010, was approximately $36 thousand, an increase of approximately $16 thousand over the seven months ended July 31, 2009.  The increase is related to the purchase of computer hardware and other office equipment needed to accommodate the Company’s personnel growth.

Impairment indicators existed at July 31, 2010 which led management to remeasure the Company’s indefinite-lived marketing agreement, an intangible asset. Consequently, management determined the intangible asset was completely impaired and recognized an impairment charge of $2 million at July 31, 2010.

Office related costs include rent, insurance, utilities and office maintenance. For the year ended July 31, 2010 these costs were approximately $111 thousand, $30 thousand, $56 thousand, and $216 thousand, respectively, as compared to $75 thousand, $0, $27 thousand and $22 thousand for the seven months ended July 31, 2009.  The overall increases of approximately $288 thousand for the year ended July31, 2010 is due to comparing the year ended July 31, 2010 to the seven month period ended July 31, 2009.

Payroll and related expenses for the year ended July 31, 2010 were approximately $1.9 million an increase of approximately $1.1 thousand over the seven months ended July31, 2009.  Of the increase approximately $265 thousand is related to share-based compensation, approximately $92 thousand relates to specific personnel added to support and operate the Company’s ZLinked product, and approximately $743 thousand relates to comparing the year ended July 31, 2010 to the seven month period ended July 31, 2009.

Professional fees consist of consulting, accounting fees, contract labor and legal costs. For the year ended July31, 2010, these costs were approximately $719 thousand, $322 thousand, $35 thousand and $200 thousand, respectively, as compared to $165 thousand, $76 thousand, $0, and $1.2 million for the seven months ended July 31, 2009.  During the seven months ended July 31, 2009, legal expense represented approximately $1.2 million of the professional fees incurred and was related to litigation in which the Company was involved. The Company’s legal costs have been materially reduced due to a legal settlement entered into on July 7, 2009, which was the primary reason for the overall decrease in professional fees of $133 thousand for the year ended July 31, 2010 as compared to the seven months ended July 31, 2009.

Selling and marketing expenses for the year ended July 31, 2010 were $2.9 million as compared to $1.9 million for the seven months ended July 31, 2009, a increase of approximately $1.1 million over the prior reporting period.  The significant increase is due to the various marketing initiatives undertaken to create awareness of the Zurvita brand as well as attract and recruit representative to the Zurvita business opportunity.

Business travel expenses for the year ended July 31, 2010 were approximately $207 thousand, an increase of approximately $141 thousand as compared to the seven months ended July 31, 2009.  The increase was attributable to several national conferences held during March and July 2010 as well as comparing the year ended July 31, 2010 to the seven month period ended July 31, 2009.

Other Income (Expense):

Gain on change in fair value of embedded share conversion feature

An embedded share conversion feature exists within a convertible note payable.  The Company has determined the conversion feature to be a derivative instrument and has valued it at fair value at the time of issuance and at each subsequent reporting period.  We recorded an unrealized gain on the conversion feature for the year ended July 31, 2010 of approximately $131 thousand.  No embedded share conversion feature existed during the seven months ended July 31, 2009.  This gain is a non-cash item not impacting operating cash flows or results of operations. See Note 13 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 8 of Part II of this Form 10Kfor additional information with respect to the calculation of change in fair value of this conversion feature.

Interest expense

Interest expense for the year ended July 31, 2010 was approximately $271 thousand, as compared to $3 thousand for the seven months ended July 31, 2009.  The increase in interest expense is a result of the $2 million interest bearing convertible note issued subsequent to July 31, 2009 and the timing of a $600 thousand interest bearing promissory note that was entered into on July 9, 2009.  Included within interest expense is accretion of approximately $241 thousand  relating to a discount on the $2 million note.

Loss on change in fair value of marketable securities

The Company’s marketable securities consist of non-registered common stock. The Company fair values these securities on a recurring basis.  The Company recorded an unrealized loss of $290 thousand for the year ended July 31, 2010.  No marketable securities existed during the seven months ended July 31, 2009.  This gain and loss is a non-cash item not impacting operating cash flows or results of operations. See Note 13 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 8 of Part II of this Form 10K for additional information with respect to the determination of fair value.

Loss on change in fair value of warrants

The Company’s liability warrants are recorded at fair value.  Their fair value is subject to remeasurement on a recurring basis.  For the year ended July 31, 2010, the change in fair value of these warrants was approximately a loss of $4.0 million.  The loss in fair value is a result of several significant factors: (1) the 4-to-1 forward share split that occurred on August 11, 2009 that had the effect of increasing the number of outstanding warrants by 21.42 million and (2) the increase in share price from $0.17 to $0.24 used in valuing the warrants.  The loss is a non-cash item not impacting operating cash flows or results of operations.  See Note 13 – Assets and Liabilities Measure at Fair Value to the financial statements contained within Item 8 of Part II of this Form 10K for additional information with respect to the calculation of change in fair value of warrants for the year ended July 31, 2010.

Income Taxes:

At July 31, 2010, the Company changed its method for estimating its Texas gross margin tax accrual as a result of access to improved data inputs used in estimating the tax accrual.  This change in estimate resulted in a tax benefit of approximately $20 thousand as compared to tax expense of approximately $19 thousand for the seven months ended July 31, 2009.   The Company realized no tax benefit from the deferred tax asset resulting from net operating losses carryforward as the deferred tax asset is fully reserved.

Net Loss:

The Company had a net loss of approximately $11.5 million for the year ended July 31, 2010, as compared to a net loss of approximately $3.5 million for the seven months ended July 31, 2009.  Although the Company experienced an increase in revenues and improvement in gross margin, the increase in net loss is attributable to non-cash amortization and impairment of the Company’s advertising and marketing agreements, respectively, in the amounts of approximately $657 thousand and $2 million, respectively, as well as  non-cash unrealized losses recognized on the Company’s marketable securities and outstanding liability warrants in the amounts of $290 thousand and approximately $4.0 million, respectively.

Loss per Common Share:

Loss per common share amounted to $0.20 for the year ended July 31, 2010, as compared to $0.07 for the seven months ended July 31, 2009.  The aforementioned factors contributing to the increased net loss also contribute to the increase loss per share.

Off Balance Sheet Arrangements

As of July 31, 2010 the Company did not have any off balance sheet arrangements.

Liquidity and Capital Resources

The following table compares our cash flows for the year ended July 31, 2010 and for the seven months ended July 31, 2009.

	For the Year Ended July 31, 2010	For the Seven Months Ended July 31, 2009

Net cash used in operating activities	$(3,132,041)	$(3,185,815)
Net cash used in investing activities	(2,490,484)	182
Net cash provided by financing activities	4,521,014	4,576,586

Net (decrease) increase in cash	$(1,101,511)	$1,390,953

Since its inception, the Company has met its capital needs principally through sale of its equity securities and the issuance of debt.  These costs and expenses included operating expenses, such as salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above.  At July 31, 2010, the Company had positive working capital of approximately $1.3 million, an accumulated deficit of approximately $21.3 million and negative cash flows from operating activities of approximately $3.1 million. Over the past nineteen months, the Company has used approximately $6.3 million in operations.

We believe that without significant equity and debt investment from outside sources, the Company will not be able to sustain its current planned operations for the next 12 months.  During fiscal 2010, the Company has raised from a shareholder $5.3 million of equity funding.  In order to raise capital, the Company may sell additional equity or issued additional convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.   Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution.  The Company has approximately $2.0 million of outstanding notes payable as of July 31, 2010.  These issues raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Critical Accounting Policies

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

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $390 thousand and $66 thousand for the year ended July 31, 2010 and for the seven months ended July 31, 2009, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimates for an allowance for refunds and chargebacks totaled approximately $14 thousand and $10 thousand and is included in accrued expenses in the accompanying condensed consolidated balance sheets as of July 31, 2010 and July 31, 2009, respectively.

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

Marketing Agreements

The Company evaluates its marketing agreement for impairment whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable.  To determine recoverability, the Company compares the carrying value of the assets to the estimated future cash flows.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible asset is a perpetual marketing agreement.  Management assesses indefinate-lived intangible assets for impairment annually as of October 1 or more frequently if an event occurs or circumstances indicate that the asset might be impaired.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

ITEM 8. FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Zurvita Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Zurvita Holdings, Inc. as of July 31, 2010 and July 31, 2009, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended July 31, 2010 and the seven months ended July 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zurvita Holdings, Inc. as of July 31, 2010 and July 31, 2009, and the results of its operations and its cash flows for the year ended July 31, 2010 and the seven months ended July 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management's assessment of the effectiveness of Zurvita Holdings, Inc.'s internal control over financial reporting as of July 31, 2010, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

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

/s/ Meeks International, LLC

Tampa Florida

December 7, 2010

ZURVITA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	July 31, 2010	July 31, 2009
ASSETS
Current assets
Cash	$289,442	$1,390,953
Marketable securities (at fair value)	480,000	-
Note recievable - related party	1,702,000	-
Accounts receivable	137,123	47,732
Agent advanced compensation	448,553	927,002
Deferred expenses	127,351	-
Deferred marketing costs	-	657,400
Other assets	41,173
Total current assets	3,225,642	3,023,087

Property, plant and equipment (net)	94,965	112,036

Agent advanced compensation	-	271,344
Merchant account deposit	115,333	115,333
Other assets	-	24,126
Total assets	$3,435,940	$3,545,926

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$249,762	$471,081
Accounts payable - related party	127,733	-
Notes payable - current	284,967	787,237
Accrued expenses	332,217	148,001
Deferred revenue	808,957	934,321
Deferred compensation - related party	110,238	-
Income tax payable	2,628	35,276
Total current liabilities	1,916,502	2,375,916

Notes payable - long term	1,639,268	284,967
Fair value of share conversion feature	462,013	-
Fair value of warrants	6,370,000	549,780
Total liabilities	10,387,783	3,210,663

Redeemable preferred stock	4,550,747	1,211,000

Stockholders' deficit
Common stock ($.0001 par value, 300,000,000 shares authorized; 69,497,713 and 64,440,000 shares issued and 61,497,713 and 56,440,000 shares outstanding as of July 31, 2010 and July 31, 2009, respectively)	6,950	6,444
Treasury stock	(210,000)	(210,000)
Additional paid-in capital	9,978,738	9,094,182
Accumulated deficit	(21,278,278)	(9,766,363)
Total stockholders' deficit	(11,502,590)	(875,737)

Total liabilities and stockholders' deficit	$3,435,940	$3,545,926

The accompanying notes are an integral part of these consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Seven Months Ended
	July 31, 2010	July 31, 2009
REVENUES
Administrative websites	$2,055,060	$513,908
Advertising sales	936,230	-
Commissions	479,225	65,876
Marketing fees and materials	1,911,851	1,269,768
Membership fees	923,654	964,897
Total revenues	6,306,020	2,814,449

COST OF SALES
Benefit and service cost	1,577,858	412,676
Sales commissions	3,042,922	1,704,331
Total cost of sales	4,620,780	2,117,007

GROSS PROFIT	1,685,240	697,442

OPERATING EXPENSES
Depreciation	35,555	19,722
Impairment loss on marketing agreement	2,000,000	-
Office related expenses	412,587	124,239
Payroll and employee benefits	1,887,185	758,164
Professional fees	1,276,437	1,409,565
Selling and marketing	2,949,708	1,878,349
Travel	206,967	66,285
Total operating expenses	8,768,439	4,256,324

Loss from operations before other income (expense)	(7,083,199)	(3,558,882)

OTHER (EXPENSE) INCOME
Gain on change in fair value of share conversion feature	131,413	-
Gain on settlement of liability	-	38,700
Interest expense	(270,919)	(3,014)
Interest income	11,741	-
Loss on change in fair value of marketable securities	(290,000)	-
Loss on change in fair value of warrants	(3,980,580)	-
Loss on debt restructure	(50,000)	-
Total other (expense) income	(4,448,345)	35,686

Loss before income taxes	(11,531,544)	(3,523,196)

Income taxes	(19,629)	19,144

Net loss	(11,511,915)	(3,542,340)

Basic and diluted loss per share	$ (0.20)	$ (0.07)

Basic and diluted weighted average number of common shares outstanding	56,711,644	49,307,924

The accompanying notes are an integral part of these consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Shares Common Stock	Common Stock	Treasury Stock		Additional Paid- In Capital	Accumulated Deficit		Total Stockholder's Deficit
Balance, December 31, 2008	49,240,000	$4,924		$-	$5,693,981	$	(6,224,023)	$	(525,118)

Contributions of capital	-	-		-	2,564,382		-		2,564,382

Share based compensation (non-cash capital contribution)	-	-		-	179,757		-		179,757

Issuance of common stock for marketing agreement	15,200,000	1,520		-	655,880		-		657,400

Treasury stock purchase	(8,000,000)			(210,000)	-		-		(210,000)

Net assets acquired of Red Sun				-	182				182

Net loss	-	-		-	-		(3,542,340)		(3,542,340)

Balance, July 31, 2009	56,440,000	$6,444		$(210,000)	$9,094,182		$(9,766,363)		$(875,737)

Share-based compensation	4,203,447	421		-	618,006		-		618,427

Exercise of comon stock warrants	60,565	6		-	30,276		-		30,282

Reclassification of liability warrants to equity	593,701	59		-	186,294		-		186,353

Issuance of common stock in connection with debt restructure	200,000	20		-	49,980		-		50,000

Net loss available to common stockholders	-	-		-	-		(11,511,915)		(11,511,915)

Balance, July 31, 2010	61,497,713	$6,950	$	(210,000)	$9,978,738	$	(21,278,278)	$	(11,502,590)

The accompanying notes are an integral part of these consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended July 31, 2010	For the Seven Months Ended July 31, 2009
Cash flows from operating activities
Net loss	$(11,511,915)	$(3,542,340)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note payable discount	140,307	-
Amortization of deferred marketing costs	657,400	-
Depreciation	35,555	19,722
Share-based compensation	682,138	190,537
Gain on change in fair value of share conversion feature	(131,413)	-
Gain on extinguishment of liabilities	-	38,700
Loss on change in fair value of marketable securities	290,000	-
Loss on change in fair value of warrants	3,980,580	-
Loss on debt restructure	50,000	-
Loss on impairment on marketing agreement	2,000,000
Loss on legal settlement	-	600,000
Changes in operating assets and liabilities
Increase in accounts receivable	(89,391)	(36,771)
Decrease (increase) in agent advanced compensation	749,793	(68,841)
Increase in legal retainer	-	50,000
Increase in deferred expenses	(127,351)	-
Increase in other assets	(17,047)	(15,909)
Increase (decrease) in accounts payable and accrued expenses	174,429	(269,558)
Decrease in deferred revenue	(125,364)	(151,355)
Increase in deferred compensation related party	110,238	-
Net cash used in operating activities	(3,132,041)	(3,185,815)

Cash flows from investing activities
Purchase of promissory note	(1,702,000)	-
Purchase of property and equipment	(18,484)	-
Purchase of marketable securities	(770,000)	-
Funds obtained from reverse merger	-	182
Net cash provided by (used in) investing activities	(2,490,484)	182

Cash flows from financing activities
Contributions of capital from The Amacore Group, Inc.	-	2,564,382
Net proceeds from borrowings	-	523,190
Proceeds from exercise of warrants	30,282	-
Proceeds from sale of preferred stock	5,300,000	1,750,000
Proceeds from repurchase of common stock	-	(210,000)
Principal payments made on notes payable	(809,268)	(50,986)
Net cash provided by financing activities	4,521,014	4,576,586

Net change in cash balance	(1,101,511)	1,390,953

Beginning cash	1,390,953	-

Ending cash	$289,442	$1,390,953

Supplemental disclosure of cash flow information
Cash paid for interest	$33,435	$3,014

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEAR ENDED JULY 31, 2010
AND
FOR THE SEVEN MONTHS ENDED JULY 31, 2009

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

At July 31, 2010, the Company had positive working capital of approximately $1.3 million, an accumulated deficit of approximately $21.3 million and negative cash flows from operating activities of approximately $3.1 million. Over the past nineteen months, the Company has used approximately $6.3 million in operations.

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

These issues raise substantial doubt about our ability to continue as a going concern for a reasonable period.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $390 thousand and $66 thousand for the year ended July 31, 2010 and for the seven months ended July 31, 2009, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimates for an allowance for refunds and chargebacks totaled approximately $14 thousand and $10 thousand is included in accrued expenses in the accompanying condensed consolidated balance sheets as of July 31, 2010 and July 31, 2009, respectively.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  The accounting estimates requiring a high degree of management’s subjective judgments include the allowance for sales refunds and chargebacks, capitalization of certain assets, depreciable/amortizable lives, impairment of long-lived assets, determination of amount of allowance for doubtful accounts, the fair value of marketable securities, the expected volatility of common stock, and the fair value of common stock and warrants as well as the allocation of proceeds from the issuance of debt and equity instruments.  Due to the uncertainty inherent in such estimates, actual results may differ from these estimates.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  At July 31, 2010 and July 31, 2009, no allowance was recorded.

Notes Receivable

The Company’s note receivable consists of an on-demand promissory note issued on August 11, 2010 between the Company and a related party, The Amacore Group, Inc. (“Amacore”).  The note receivable is recorded at its estimated net realizable value and is classified as a current asset as the funds are available on demand to meet the current operating needs of the Company.  Based upon the loan’s terms and conditions and the party to whom the loan was made, management determined that no loan allowance was needed at July 31, 2010.

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

Indefinite-Lived Intangible Assets

The Company’s indefinite-lived intangible asset is a perpetual marketing agreement.  Management assesses indefinite-lived intangible assets for impairment annually as of October 1 or more frequently if an event occurs or circumstances indicate that the asset might be impaired.  If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Loss Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic loss per share when the issuance of the shares is no longer contingent.  For the year ended July 30, 2010 and for the seven months ended July 30, 2009, 2010 and 2009, securities that could potentially dilute earnings per share in the future were not included within the Company’s earnings (loss) per share calculation as their effect would be anti-dilutive.

Reclassifications

Certain amounts within the marketing fees and materials category on the statement of operations for the prior period have been reclassified to administrative websites to conform to the current period presentation.

Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued.

NOTE 3 – NONCASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the year ended July 31, 2010 and for the seven months ended July 31, 2009.

	For the Year Ended July 31, 2010	For the Seven Months Ended July 31, 2009

Amortization on note payable discount	$140,307	$-

Cashless exercise of warrants	122,580

Common stock issuance for consulting services	134,790	-

Common stock issuance for debt restructure	50,000	-

Deferred marketing agreement	-	657,400

Embedded conversion feature on note payable issued	593,426	-

Financed insurance agreement	22,031	-

Interest converted to principal	92,387	-

Note payable issued for marketing agreement	1,406,574	-

Reclassification of warrants liability to equity	186,353	-

NOTE 4 – AGENT ADVANCED COMPENSATION

The Company entered into loan agreements with certain of its independent sales agents which represent advanced compensation.  The agreements have an approximately 2 year term; however, if an agent is still selling for the Company at the maturity date then the note is forgiven.  Therefore, the Company is expensing them over the term of the loan.  The expense is recognized in selling and marketing expenses on the statement of operations as it is not directly related to sales of product or services.  Approximately $1.2 million and $472 thousand of expense was recognized for year ended July 31, 2010 and for the seven months ended July 31, 2009, respectively.  As of July 31, 2010 and 2009, the balance of the loans was approximately $449 thousand and $1.2 million, respectively.

NOTE 5 – DEFERRED EXPENSES

Subsequent to July 31, 2009, the Company has begun selling online advertising subscriptions. For sales of subscriptions for which the terms cross reporting periods, the associated commissions paid to the Company’s sales representatives are deferred and amortized over the subscription period.  As of July 31, 2010, the balance of the deferred commissions was approximately $127 thousand and is classified as a current asset.

NOTE 6 – DEFERRED MARKETING COSTS

Deferred marketing costs represent a Advertising and Marketing Agreement entered into on July 30, 2009 between the Company and OmniReliant Holdings, Inc. (“OmniReliant”), a related party. The marketing agreement was capitalized at the fair value of the stock consideration given and amortized over the life of the agreement which has a one-year contract term, see Note 13 – Assets and Liabilities Measured at Fair Value.  Approximately $657 thousand of amortization was taken during the year ended July 31, 2010 and no expense was recognized during the seven months ended July 31, 2009.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment, net of accumulated depreciation, consist of the following at July 31, 2010 and 2009:

	July 31, 2010	July 31, 2009

Computer hardware	$26,558	$18,943
Furniture and fixtures	54,838	43,969
Equipment and machinery	25,168	25,168
Leasehold improvements	55,560	55,560
	162,124	143,640
Less accumulated depreciation	(67,159)	(31,604)

Total	$94,965	$112,036

Depreciation expense for the year ended July 31, 2010 and for the seven months ended July 31, 2009 was approximately $36 thousand and approximately $20 thousand, respectively.

NOTE 8 – MARKETING AGREEMENT

On October 9, 2009, the Company entered into a marketing agreement with OmniReliant whereby the Company was granted a perpetual right, under all intellectual property rights applicable to the LocalAdLink Software, to market and sell the product through its independent sales representative.

This marketing agreement during the year ended July 31, 2010 was classified as an intangible asset with an indefinite life.  Impairment indicators existed at July 31, 2010 which led management to remeasure the marketing agreement’s fair value as of July 31, 2010.  Consequently, management determined the marketing agreement was completely impaired and recognized a $2 million impairment loss which has been recorded within the Company’s statements of operations under the caption “Impairment loss on marketing agreement.”  The Company recorded non-cash, pre-tax total impairment charge of $2 million as of July 31, 2010.  See Note 13 – Assets and Liabilities Measured at Fair Value for discussion on the original determination of fair value and subsequent impairment charge.

The following table reflects the intangible asset as of July 31, 2010:

	October 9, 2009			July 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Impairment Loss	Carrying Value
Marketing Agreement	$2,000,000	$-	$2,000,000	$-

NOTE 9 – NOTES PAYABLE

Notes payable consist of the following:

	July 31, 2010	July 31, 2009

Convertible note payable; face amount $2 million; bearing interest of 6% per annum;unsecured; prinicpal payment due on October 9, 2012	$1,639,268	$-

Promissory note payable; bearing interest of 7.5% per annum; unsecured; principal payments due monthly approximately $27 thousand through July 2011	284,967	549,014

Promissory note payable to related parties (on demand; noninterest bearing; unsecured)	-	523,190

Total notes payable	$1,924,235	$1,072,204

Less current portion	(284,967)	(787,237)

Total long-term debt	$1,639,268	$284,967

The convertible note’s principal balance is due three years from the date of issuance and convertible at any time at the option the holder at a conversion price of $0.25 per share.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance date was approximately $593 thousand.  The separation of the conversion feature from the note payable resulted in a discount on the note payable and a share conversion liability in the amount of approximately $593 thousand.  The share conversion liability is subject to recurring fair value adjustments each reporting period (see Note 12 - Assets and Liabilities Measured at Fair Value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest expense in the statement of operations.  During the year ended July 31, 2010, total interest expense related to the convertible note payable was approximately $241 thousand.   Of the interest expense recognized, approximately $92 thousand was elected by the Company to be deferred and added to the principal of the note.

At July 31, 2010, the said note was convertible into approximately 8.4 million shares of common stock worth approximately $2.9 million as of July 31, 2010.

Of the notes payable presented in the preceding table, approximately $285 thousand is classified as current maturities as of July 31, 2010.

The following is a schedule of the future maturity payments required under the Company’s promissory notes payable.

As of July 31, 2010

2011	$284,967
2012	2,092,387
2,377,354
Net of discount on convertible note payable	(453,119)
$1,924,235

NOTE 10 – ACCRUED EXPENSES

Accrued expenses consist of the following at July 31, 2010 and 2009:

	July 31, 2010	July 31, 2009
Commissions	$173,314	$97,023
Interest	7,672	-
Marketing materials	37,830	-
Payroll	41,549	29,252
Professional fees	2,500	3,118
Refund reserve	14,192	10,000
Rent	8,340	-
Sales tax payble	19,004	8,608
Unclaimed property	27,816	-
Total	$332,217	$148,001

NOTE 11- DEFERRED REVENUE

Deferred revenue consists of the following at July 31, 2010 and July 31, 2009:

	July 31, 2010	July 31, 2009
Advertising	$80,563	$-
Direct response media	29,674	-
Marketing fees	582,955	787,603
Member fees	115,765	146,718
Total	$808,957	$934,321

NOTE 12 – DEFERRED COMPENSATION

Deferred compensation is made up of compensation due to Mark Jarvis, Co-Chief Executive Officer, and a consultant.  These two individuals deferred their compensation in an effort to manage cash flow while the Company undertook several capital intensive initiatives.  As of July 31, 2010, the balance of deferred compensation was approximately $110 thousand.  There was no deferred compensation as of July 31, 2009.

NOTE 13 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Financial instruments which are measured at estimated fair value on a recurring basis in the consolidated financial statements include marketable securities, non-compensatory warrants and an embedded share conversion feature.  The fair value of the marketable securities was determined by the market price as quoted on the OTC.  The fair value of these warrants and share conversion feature was determined by an independent expert valuation specialist using the Black-Scholes Option Pricing Model.

Financial instruments that are only measured at estimated fair value at the time of issuance are considered non-recurring and are included in the consolidated financial statements as deferred marketing costs and marketing agreement.  The fair value of the deferred marketing costs was determined at the date of issuance by an independent expert valuation specialist who estimated the fair value of the Company’s common stock that was issued as consideration.  With respect to the marketing agreement, the fair value of the note payable given as consideration was determined to be more clearly determinable and was the basis for estimating the fair market value of the agreement.

Assets and liabilities measured at estimated fair value and their corresponding fair value hierarchy is summarized as follows:

July 31, 2010
Fair Value Measurements at Reporting Date Using

	Quoted Prices in	Significant
	Active Markets for	Unobservable
	Identical Assets	Inputs	Total
	(Level 1)	(Level 3)	Fair Value
Marketable securities	$480,000	$-	$480,000
Total assets	$480,000	$-	$480,000

Share conversion feature	$-	$462,013	$462,013
Warrants	-	6,370,000	6,370,000
Total liabilities	$-	$6,832,013	$6,832,013

July 31, 2009
Fair Value Measurements at Reporting Date Using

	Quoted Prices in	Significant
	Active Markets for	Unobservable
	Identical Assets	Inputs	Total
	(Level 1)	(Level 3)	Fair Value
Deferred marketing costs	$-	$657,400	$657,400
Total assets	$-	$657,400	$657,400

Warrants	-	549,780	549,780
Total liabilities	$-	$549,780	$549,780

The Company has categorized its assets and liabilities measured at fair value into the three-level fair value hierarchy, as defined in Note 2, based upon the priority of inputs to respective valuation techniques.  Assets included in the level 1 of the fair value hierarchy include marketable securities which are fair valued on a recurring basis using quoted market prices.  Assets included in the level 3 of the fair value include deferred marketing costs associated with a marketing agreement which is not required to be fair valued on a recurring basis.  Liabilities included within level 3 of the fair value hierarchy presented in the preceding table include certain warrants and a share conversion feature.  The valuation methodology for assets and liabilities within level 3 uses a combination of observable and unobservable inputs in calculating fair value.

The Company recorded an unrealized loss of $290 thousand on its marketable securities for the year ended July 31, 2010.  The gain and loss have been included in the Statement of Operations caption “Loss on change in fair value of marketable securities.”

The changes in level 3 liabilities measured at fair value on a recurring basis during the year ended July 31, 2010 and for the seven months ended July 31, 2009 are summarized as follows:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Warrants

	Balance Beginning of Period	Reclassification of Liability Warrants to Equity	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the Year Ended July 31, 2010
Share conversion feature	$-	$-	$593,426	$(131,413)	$462,013
Warrants	$549,780	$(186,353)	$2,025,993	$3,980,580	$6,370,000

	Balance Beginning of Period	Reclassification of Liability Warrants to Equity	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the Seven Months Ended July 31, 2009
Warrants	$-	$-	$549,780	$-	$549,780

For the year ended July 31, 2010, total unrealized gain of approximately $131 thousand is included in earnings in the Statement of Operations caption “Gain on change in fair value of share conversion feature.”  For the year ended July 31, 2010, unrealized loss of $4.0 million is included in earnings in the Statement of Operations caption “Loss on change in fair value of warrants.”  This loss is as a result of two major factors (1) the 4-to-1 forward share split that occurred on August 11, 2009 that had the effect of increasing the number of outstanding warrants by 21.42 million and (2) the increase in share price used in valuing the warrants from $0.17 to $0.24.

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

Nonrecurring Fair Value Measurements

The following table presents an intangible asset that is not subject to recurring fair value measurements.

	Fair Value July 31, 2010	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)

Marketing agreement	$-	$-	$(2,000,000)

Impairment indicators existed at July 31, 2010 which led management to remeasure the marketing agreement’s fair value as of July 31, 2010.  Consequently, management determined the marketing agreement was completely impaired and recognized a $2 million impairment loss which has been recorded within the Company’s statements of operations under the caption “Impairment loss on marketing agreement.”

NOTE 14—REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share.  The following table summarizes the Preferred Stock issuances and number of Preferred Shares outstanding:

		Shares Outstanding at
Preferred Stock	Date of
Issuance	Issuance	July 31, 2010	July 31, 2009
Series A	July 30, 2009	1,750,000	1,750,000
Series B	October 6, 2009	2,000,000	-
Series C	January 29, 2010	1,000,000	-
Series C	June 3, 2010	2,300,000	-
		7,050,000	1,750,000

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

The liquidation value of Series A, Series B and Series C Convertible Preferred Stock was $1.75 million, $2 million and $3.3 million, respectively, as of July 31, 2010.

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

At July 31, 2010, Series A, Series B and Series C Convertible Preferred Stock is convertible into 28 million, 8 million and 13.2 million common shares, respectively.  If the Convertible Preferred Stock had been converted as of July 31, 2010, the aggregate market price of the common shares for Series A, Series B and Series C would have been approximately $9.5 million, $2.7 million, and $4.5 million, respectively.

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
•
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

Preferred		Total	Value	Preferred Stock
Stock	Date of	Proceeds	Allocated to	Carrying
Issuance	Issuance	Received	Warrants	Amount
Series A	July 30, 2009	$1,750,000	$539,000	$1,211,000
Series B	October 6, 2009	$2,000,000	$930,838	$1,069,162
Series C	January 29, 2010	$1,000,000	$431,415	$568,585
Series C	June 3, 2010	$2,300,000	$598,000	$1,702,000

NOTE 15 - COMMON STOCK

The Company has authorized 300 million common shares with a par value of $0.0001 per share.   On all matters required by law to be submitted to a vote of the holders of common stock, each share of common stock is entitled to one vote per share.

During the year ended July 31, 2010, the Company issued approximately 662 thousand shares of common stock in exchange for consulting services.

On July 30, 2009, the Company granted Mr. Jarvis 1.8 million shares of common stock, to be held in escrow, in connection with the execution of an employment agreement.  These shares will be issued to Mr. Jarvis is accordance with the vesting period or upon completion of certain performance measures.  Due to the forward stock split, the amount of shares was increased to 7.2 million shares of common stock.  The shares are subject to a vesting period in which 3.6 million shares vest on July 30, 2010 and July 30, 2011, respectively.  The grant date fair value was approximately $306 thousand.

For the year ended July 31, 2010, approximately $229 thousand of stock-based compensation expense was recognized, as a result of various share issuances.  For the year ended July 31, 2009, no stock-based compensated expense was recognized.

NOTE 16 –WARRANTS

During 2009,  Zurvita’s Board of Directors adopted the 2009 Incentive Stock Plan (the 2009 Plan), pursuant to which we reserved for issuance 6 million shares of Zurvita common stock to be used as awards to employees, directors, consultants, and other service providers. The purpose of the 2009 Plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into Zurvita’s development and financial success.  Under the 2009 Plan, Zurvita is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2009 Plan is administered by the Board’s designated Compensation Committee.  As of July 31, 2010, approximately 5.8 million total options were issued under the 2009 Plan.

During the year ended July 31, 2010, the Company issued approximately 27.2 million warrants to purchase common stock.

The following table summarizes the status of all warrants outstanding and exercisable at July 31, 2010.

Outstanding Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	53,725,000	$0.15	6.11
$0.50 to $0.99	1,270,526	$0.52	0.71
	54,995,526	$0.16	5.99

Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	51,204,533	$0.15	6.17
$0.50 to $0.99	1,170,526	$0.52	0.39
	52,375,059	$0.15	6.04

Compensatory Equity Warrants

During the year ended July 31, 2010, the Company issued compensatory equity warrants to purchase an aggregate of approximately 5.3 million shares of common stock.

Assumptions used to determine the fair value of the compensatory warrants granted during the year ended July 31, 2010 are as follows.  There were no compensatory warrants granted during the seven months ended July 31, 2009.

July 31, 2010
Expected dividends	0%
Expected volatility	65%
Risk free interest rate	0.22% - 1.65%
Expected life	6 months to 5 years

The following table summarizes the activity for compensatory warrants classified as equity for the year ended July 31, 2010.

	Compensatory Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2009	-	$-	-	$-
Reclass from liability to equity	700,000	0.25	4.29	54,000
Issued	5,256,191	0.28	3.90	539,250
Exercised	(160,665)	0.34	-	-
Cancelled or Expired	-	-	-	-
Outstanding at July 31, 2010	5,795,526	$0.28	3.94	$593,250
Exercisable at July 31, 2010	3,175,059	$0.33	3.12	$240,385

There were approximately 161 thousand warrants exercised during the year ended July 31, 2010 with an associated intrinsic value of approximately $32 thousand and a $30 thousand tax benefit at the date of exercise.  There were no warrants exercised during the year ended July 31, 2009 and therefore no intrinsic value realized.  The total fair value of vested warrants at July 31, 2010 was approximately $274 thousand.  The weighted average grant date fair value of warrants granted during the year ended July 31, 2010 was $0.12.

A summary of the status of the Company's non-vested compensatory equity warrants of July 31, 2010, and the changes during the year ended July 31, 2010, is presented below.

	Compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2009	-	$-
Reclass from liability to equity	700,000	0.09
Issued	5,256,191	0.12
Exercised	(160,665)	0.06
Expired	-	-
Vested	(3,175,059)	0.09
Non-vested at July 31, 2010	2,620,467	$0.16

There were approximately 5.3 million unvested warrants issued during the year ended July 31, 2010.  The total fair value of unvested warrants at July 31, 2010 was approximately $606 thousand.  The weighted average grant date fair value of unvested warrants granted during the year ended July 31, 2010 was $0.16.  The total compensation expense to be recognized in future periods for non-vested awards is $381 thousand.

Non-compensatory Liability Warrants

During the year ended July 31, 2010, Zurvita issued in conjunction with preferred stock non-compensatory warrants to purchase an aggregate of approximately 21.2 million shares of common stock.  There were approximately 49.2 million non-compensatory warrants outstanding as of July 31, 2010, all of which were classified as liabilities.  These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control or certain exercise prices are not fixed which has the potential to cause a variable number of shares and/or value exchange upon exercise.

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

Assumptions used to determine the fair value of the non-compensatory warrants granted at and during the year ended July 31, 2010 and the seven months ended July 31, 2009 are as follows:

	July 31, 2010	July 31, 2009
Expected dividends	0%	0%
Expected volatility	65%	65%
Risk free interest rate	2.01% - 2.29%	3.22%
Expected life	5 -7 years	5 -7 years

A summary of the activity of the Company's non-compensatory warrants classified as liabilities on the balance sheet during the year ended July 31, 2010 is presented below.

	Non- Compensatory Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at July 31, 2009	28,560,000	$0.06	6.96
Issued	21,200,000	0.25	6.53
Exercised	(560,000)	-	-
Cancelled or Expired	-	-	-
Outstanding and Exercisable at July 31, 2010	49,200,000	$0.14	6.23

As of July 31, 2010, there was no unrecognized compensation cost related to non-compensatory liability warrants as all were immediately vested upon issuance.  There were approximately 525 thousand warrants exercised during the year ended July 31, 2010 with an associated intrinsic value of approximately $157 thousand at the date of exercise.  There were no warrants exercised during the year ended July 31, 2009 and therefore no intrinsic value realized.  The total fair value of vested warrants at July 31, 2010 was approximately $2.0 million.  The weighted average grant date fair value of warrants granted during the year ended July 31, 2010 was $0.09.

A summary of the status of the Company's non-vested non-compensatory liability warrants as of July 31, 2010, and the changes during the year ended July 31, 2010, is presented below.

	Non- Compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2009	-	$-
Issued	21,200,000	0.09
Exercised	-	-
Vested	(21,200,000)	-
Non-vested at July 31, 2010	-	$-

Amacore Stock Warrants Issued

During 2008, The Amacore Group, Inc (“Amacore”) granted to Mr. Jarvis 800 thousand warrants to purchase common stock in connection with his employment agreement with the Company.  In the event the warrants are exercised, Amacore will issue the corresponding authorized and available common stock to Mr. Jarvis.  The contractual term of the warrants issued was five years.

Amacore had accelerated the vesting conditions of the original award prior to July 31, 2009 and, therefore, no compensation expense is recorded in fiscal 2010.  As of July 31, 2010 there were 800 thousand warrants outstanding and exercisable.  No warrants expired, nor were any warrants exercised or forfeited during the year ended July 31, 2010 and, therefore, no intrinsic value of warrants exercised.  As of July 31, 2010 the weighted average exercise price of warrants granted was $0.60.  The grant date fair value of the warrants granted was $0.43.

For the year ended July 31, 2010, no stock-based compensation expense was recognized.  For the seven months ended July 31, 2009, approximately $180 thousand of stock-based compensation expense was recognized.

Stock-Based Compensation Expense

For the year ended July 31, 2010 and for the seven months ended July 31, 2009, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, with the Statement of Operations as follows:

	For the Year Ended July 31, 2010	For the Seven Months Ended July 31, 2009
Payroll and employee benefits	$521,033	$112,871
Selling and marketing fees	28,343	-
Total	$549,376	$112,871

NOTE 17 - INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax (benefit) provision are as follows:

	For the Year Ended July 31, 2010	For the Seven Months Ended July 31, 2009
Current:
Federal income tax	$-	$-
State income tax	(19,629)	19,144
Deferred:
Federal income tax	-	-
State income tax	-	-
Total (benefit) provision for income taxes	$(19,629)	$19,144

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	For the Year Ended July 31, 2010	For the Seven Months Ended July 31, 2009
Deferred tax assets:
Deferred compensation	$45,933	$-
Employee warrant compensation	98,409	-
Fixed assets	10,934	7,632
Marketing agreement intangible asset	680,000	-
Membership reserve	7,661	-
Other	-	10,062
Unrealied loss on change infair market value of warrants	1,353,397	-
Unrealized loss on marketable securities	98,600	-
Net operating loss carryforward	4,714,591	3,032,861
Gross deferred tax asset	7,009,525	3,050,555
Less deferred tax asset	(6,964,845)	(3,050,555)
Deferred tax asset - net	44,680	-

Deferred tax liabilities:
Gain on share conversion	(44,680)	-
Gross deferred tax liability	(44,680)	-

Net deferred tax asset	$-	$-

As of July 31, 2010, realization of the Company’s net deferred tax assets of $7.0 million was not considered more likely than not, and accordingly, a valuation allowance of an equal amount was provided.  The net change in the total valuation allowance during the year ended July 31, 2010 was approximately $3.9 million.

The Company has a total of $13.9 million of net operating losses available to be offset against future taxable income and that expire between 2028 and 2030.

The Company determined that there were no uncertain tax positions, and accordingly no associated interest and penalties were required to be accrued at July 31, 2010 and 2009, respectively.  The Company does not believe that there are any tax positions for which a material change in unrecognized tax benefit or liability is reasonable possible in the next twelve months.  The Company believes that there are no uncertain tax positions which, if recognized, would impact the effective tax rate.

Below is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended July 31, 2010 and for the seven months ended July 31, 2009.

	For the Year Ended July 31, 2010		For the Seven Months Ended July 31, 2009
Tax provision at U.S. federal income tax rate	$(3,920,725)	-34.00%	$(1,197,887)	-34.00%
State income tax provision net of federal	(19,629)	-0.17%	19,144	0.54%
Meals and entertainment	6,436	0.06%	2,684	0.08%
Prior year true up valuation allowance	-	0.00%	255,330	7.25%
Change in Valuation Allowance	3,914,289	33.94%	939,873	26.68%
Provision for income taxes	$(19,629)	-0.17%	$19,144	0.54%

NOTE 18 - EARNINGS (LOSS) PER SHARE

Earnings (loss) per share are computed using the basic and diluted calculations on the face of the statement of operations.  Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period.  Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt, warrants, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic loss per share when the issuance of the shares is no longer contingent.

The following is the computation of basic and diluted net earnings (loss) per common share for the year ended July 31, 2010 and for the seven months ended July 31, 2009:

	For the Year Ended July 31, 2010	For the Seven Months Ended July 31, 2009
Numerator:
Net loss	$(11,511,915)	$(3,542,340)

Denominator:
Weighted average basic and fully diluted shares outstanding	56,711,644	49,307,924

Net loss per common share - basic and diluted	$(0.20)	$(0.07)

During the year ended July 31, 2010 and for the seven months ended July 31, 2009, the effect of convertible debt, outstanding exercisable warrants and convertible preferred stock were not included within the Company’s earnings (loss) per share calculation as their effect would be anti-dilutive.

Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented, are as follows:

	For the Year Ended J uly 31, 2010	For the Seven Months Ended July 31, 2009

Potentially dilutive securities outstanding at end of period:
Common stock warrants	54,995,526	28,560,000
Convertible note payable	8,400,237	-
Convertible preferred stock:
Series A	28,000,000	28,000,000
Series B	8,000,000	-
Series C	13,200,000	-
Total Preferred Stock	49,200,000	28,000,000

Total potentially dilutive securities	112,595,763	56,560,000

NOTE 19 - COMMITMENTS AND CONTINGENCIES

The Company is committed under a lease of office space through July 31, 2012.  For the year ended July 31, 2010 and for the seven months ended July 31, 2009, rent expense was approximately $99 thousand and $75 thousand, respectively.

The following is a schedule of future minimum lease payments required under the Company leased office.

As of July 31, 2010:

2011	$106,808
2012	106,808
Thereafter	-
213,616
Employment Agreement with Mark Jarvis

On July 30, 2009, the Company entered into an employment agreement with Mark Jarvis (the “Jarvis Agreement”), pursuant to which Mr. Jarvis agreed to serve as Co-CEO of the Company for a term of two years.  Pursuant to the Jarvis Agreement, Mr. Jarvis shall receive annual compensation of $480 thousand (the “Base Salary”).  Mr. Jarvis shall also be entitled certain other benefits, including health insurance, as may be provided to other comparable executives of Zurvita Holdings.  In addition, within 30 days of the execution of the Jarvis Agreement, the Company shall place 7.2 million shares of the Company’s common stock in escrow on behalf of Mr. Jarvis (the “Initial Jarvis Shares”). The Initial Jarvis Shares are subject to a vesting period pursuant to which (i) 3.6 million shares shall vest on July 30, 2010, and (ii) 3.6 million shares shall vest on July 30, 2011.  In addition, in the event that for the first quarter ending six months after July 30, 2009 Zurvita Holdings is cash flow positive, the Company shall, within 30 days of the Company filing its Form 10-Q, issue to Mr. Jarvis 7.2 million shares.  Alternatively, for the two quarters ending six (6) months after Start-Up Period, (“Extended Measuring Quarters”), should the average Zurvita Holdings monthly cash flow during the Extended Measuring Quarters, as documented on the monthly cash flow statements, and verified in the Quarterly Report(s), be operationally cash flow positive, the Performance Shares shall be issued to Executive subject to a one year vesting period from the time of initial grant.  However, these shares were not issued at either of these aforementioned periods, as the requirements for issuance were not met.  In addition to his Base Salary, Mr. Jarvis shall also be eligible to receive certain incentive bonus compensation (the “Incentive Bonus”) based upon the revenue generated by Zurvita Holdings.  Mr. Jarvis’ Incentive Bonus shall be calculated as 10% of Zurvita Holdings net income.  If Mr. Jarvis’ employment is terminated by the Company as a result of his disability (as such term is defined in the Jarvis Agreement), Mr. Jarvis shall be entitled to receive a lump sum payment equal to his (i) accrued but unpaid Base Salary, (ii) any outstanding expense reimbursements, (iii) any accrued but unpaid Incentive Bonus, (iv) a monthly amount, which when added to any amounts received by Mr. Jarvis from any disability policy in effect at the time of his disability, will equal Mr. Jarvis’ Base Salary for the 12 month period following the date of disability termination.

NOTE 20 - LEGAL PROCEEDINGS

On February 19, 2010, a Third Party Complaint was filed in the District of Nevada, in Case No.: 2:09-cv-01564-RCJ-LRL, Local Ad Link, Inc, et al. vs. Adzzoo LLC, et al vs. Zurvita Holdings, Inc. Defendant Adzzoo LLC., filed a complaint against the Company to establish the rights and liabilities of Adzzoo Counter-Plaintiffs under sales representative agreements that have been assigned to the Company. Adzzoo alleges that on or about October 9, 2009, Beyond Commerce entered into a securities purchase agreement with the Company and that certain disputes arose as a result of an assignment of rights relating to that alleged purchase agreement. In response to the Third Party Complaint, on April 16, 2010, the Company filed a special appearance and motion to dismiss the complaint for lack of personal jurisdiction and was recently granted on September 9, 2010.

As of July 31, 2010, the Company was involved in various additional claims or disputes arising in the normal course of business.  The outcome of such claims cannot be determined at this time.  Management does not believe that the ultimate outcome of these matters will have a material impact on the Company’s operations or cash flows.

NOTE 21 - RELATED PARTY TRANSACTIONS

Equity Contributions

During the year ended July 31, 2010 and for the seven months ended July 31, 2009, the Company received approximately $0 and $2.6 million of equity contributions from its majority stockholder, Amacore, respectively.

Commissions Paid

There are immediate family members of Mr. Jarvis, who operate as Independent Business Owners (“IBO”) who were paid agent advances and commission compensation which approximated  $37 thousand and $10 thousand, respectively, for the year ended July 31, 2010 and approximately $37 thousand and $37 thousand, respectively, for the seven months ended July 31, 2009.   These payments were for work they performed on behalf of the Company.

Interest on Note Payable to OmniReliant Holdings, Inc.

The Company recognized approximately $241 thousand of interest expense for the year ended July 31, 2010 with respect to the note payable due OmniReliant, who is a significant shareholder of the Company.  Of the interest expense recognized, approximately $140 thousand relates to the amortization of the discount and approximately $92 thousand was added to the principal of the note.  No such related party interest expense was incurred during the seven months ended July 31, 2009.

Note Receivable with Amacore

As of July 31, 2010, the Company is owed $1.7 million from Amacore in the form of an on-demand promissory note payable.  This note has a 6% per annum interest rate.   No such related party note receivable existed during the seven months ended July 31, 2009.

Agreement with Amacore

The Company entered into a Marketing and Sales Agreement on July 31, 2009, pursuant to which Amacore agreed to provide certain services to Zurvita Holdings.  In addition, pursuant to the Agreement, Zurvita shall continue to have the right to benefit from certain agreements which Amacore maintains with product and service providers.  Zurvita shall pay Amacore $13 thousand monthly for these services.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 17, 2010, the board of directors of the Company approved the dismissal of McGladrey & Pullen, LLP (“McGladrey”) as the Company’s independent registered public accounting firm.  McGladrey’s dismissal was effective immediately. On August 17, 2010, the Company engaged Meeks International, LLC (“Meeks”) as its independent registered public accounting firm for the Company’s fiscal year ended July 31, 2010. The change in the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on August 17, 2010.

During the seven months ended July 31, 2009 and for the period from January 25, 2008 (date of inception) through December 31, 2008 and the subsequent period through August 17, 2010, (i) there were no disagreements between the Company and McGladrey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure which, if not resolved to the satisfaction of McGladrey, would have caused McGladrey to make reference to the matter in its reports on the Company's financial statements; and (ii) there were no reportable events as the term described in Item 304 of Regulation S-K, except for the material weakness in the Company’s internal control over financial reporting as previously reported in the Company’s transition report on Form 10-KT for the seven months ended July 31, 2009, and as previously reported in the Company’s quarterly reports on Form 10-Q for the quarterly period ended October 31, 2009, January 31, 2010 and April 30, 2010.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K. Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are not designed adequately to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met. This conclusion was based on the material weaknesses identified below with regard to internal controls over financial reporting.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2010 using the criteria set forth in the Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based upon the evaluation, our management concluded that our internal controls over financial reporting were not effective as of July 31, 2010 because of a material weakness in our internal control over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Our management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions.  In addition, the use of multiple locations for processing transactions causes a lack of standardization in the financial reporting process of the Company which increases the risk that financial information is not captured completely and accurately. The Company has developed a plan and is in process of executing the plan to mitigate these material weaknesses, which includes the addition of personnel to the accounting function through the consolidating of accounting location.  Upon the consolidation of locations, the risk of incomplete and inaccurate reporting of financial information will be mitigated.  In addition, consultants are used to provide specialized technical skills such as valuation of warrant instruments requiring fair value accounting and impairment testing.  The use of specialists reduces the likeliness of a material error occurring in more technical accounting areas.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the periods covered by this annual report on Form 10-K that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the respective names, ages and positions of our directors and executive officers.

Name of Officers and Directors	Age	Position
Jay Shafer	49	Co-Chief Executive Officer and Director

Mark Jarvis	50	Co-Chief Executive Officer and Director

Jason Post	35	Chief Financial Officer

Richard Diamond	45	Director

Shad Stastney	39	Director

Keith Hughes	53	Director

Guy Norberg	50	Director

Executive Officers and Directors

Jay Shafer – Chief Executive Officer and Director

Jay Shafer is the Co-Chief Executive Officer and a Director of the Company.   Mr. Shafer also serves as Chief Executive Officer and as a director of Amacore.  Mr. Shafer also served as President of Amacore from January 2007 through December 2008.  Prior to joining Amacore, Mr. Shafer was employed by Protective Marketing Enterprises, Inc. (PME) from 1997 to 2006. He served as PME’s Vice President Business Development from 1997 to 2002 and as its Chief Executive Officer from 2002 to 2006. He was Vice President- Financial Services Division of John Harland Company from 1988 to 1997.

Mark Jarvis – Co-Chief Executive Officer and Director

Mark Jarvis is the Co-Chief Executive Officer and a Drector of the Company.  Mr. Jarvis was employed by Amacore as a Senior Vice President of Sales and Marketing solely responsible for the development of Zurvita, Inc., formally a wholly owned subsidiary of Amacore.  Mr. Jarvis served as Zurvita Inc.’s President from February 2008 through July 2009.  Prior to joining Amacore, Mr. Jarvis enjoyed a prosperous 26-year career in direct sales marketing with national companies Ameriplan, Reliv Nutritional Products, Primerica Financial Services and Amway.  His longevity and success in the direct sales industry demonstrates his visionary leadership in building high-performance teams and developing new business leaders for increased sales and organizational growth.

Jason Post – Chief Financial Officer

Jason Post is the Chief Financial Officer and Corporate Secretary of the Company.  Mr. Post also serves as Principal Accounting Officer and Corporate Secretary of Amacore.  Mr. Post’s background includes experience as an external auditor for Deloitte & Touche, LLP (“Deloitte”).  While at Deloitte, he gained specialized knowledge and experience in the area Sarbanes Oxley compliance and developmental stage enterprises.  Mr. Post received a B.S. in Accountancy from the University of South Florida and holds an active Florida CPA license and the American Institute of Certified Fraud Examiner’s CFE designation.

Richard Diamond – Director

Richard Diamond is the Director of the Company.  Mr. Diamond has served as a Director of OmniReliant from its inception in August 21, 2006 thru June 18, 2010.  Since October 2004, Mr. Diamond has served as the Senior Vice President of Apogee Financial Investments, Inc. (“Apogee”) a private merchant bank incorporated in Florida. His areas of responsibility include administration, due diligence, document preparation and review, and assisting clients with corporate filings and compliance. Apogee owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer. From April 2000 until December 2005, Mr. Diamond served as Managing Member and Vice President of Apogee Business Consultants, LLC, a Nevada limited liability corporation specializing in reverse mergers and acquisitions. From October 2001 until December 2005, Mr. Diamond served as founder, President and sole director of RJ Diamond Consulting, Inc., a privately owned Florida corporation specializing in financial and public company consulting. From July 2003 until December 2003, Mr. Diamond served as a Director of Sabre Marketing, Inc. a private Florida corporation. From August 2001 until August 2002, Mr. Diamond served as the sole officer and director of Conus Holdings, Inc., a publicly reporting Nevada shell corporation.

Shadron Stastney – Director

Shadron Stastney was elected to the Board of Directors in March 2010.  Mr. Statsney also serves on the board of directors of Amacore.  Mr. Stastney is the Chief Operating Officer and Head of Research for Vicis Capital, LLC, a company he jointly founded in 2004. Mr. Stastney also jointly founded Victus Capital Management LLC in 2001. From 1998 through 2001, Mr. Stastney worked with the corporate equity derivatives origination group of Credit Suisse First Boston, eventually becoming a Director and Head of the Hedging and Monetization Group, a joint venture between derivatives and equity capital markets. In 1997, he joined Credit Suisse First Boston’s then-combined convertible/equity derivative origination desk. From 1994 to 1997, he was an associate at the law firm of Cravath, Swaine and Moore in New York, in their tax and corporate groups, focusing on derivatives. He graduated from the University of North Dakota in 1990 with a B.A. in Political Theory and History, and from the Yale Law School in 1994 with a J.D. degree focusing on corporate and tax law. Mr. Stastney currently is a director of Ambient Corporation, MDwerks, Inc and Master Silicon Carbide Industries, Inc.

Keith Hughes - Director

Keith Hughes was elected to the Board of Directors in March 2010. Mr. Hughes also serves on the board of directors of Amacore.  Mr. Hughes has been the Chief Financial Officer and Chief Compliance Officer for Vicis Capital, LLC since January 2006.  From 1986 through 1998, Mr. Hughes worked at the Union Bank of Switzerland (UBS) where he was a Managing Director and the Equity Controller for North America.  From 1998 to 2001, he held various financial roles with hedge funds including Treasurer, Controller and Chief Financial Officer.  From 2001 to 2006, he worked at International Fund Services, the fund administrator, where he was a Managing Director of Operation.  Mr. Hughes is a CPA and received a B.A. in Accounting from St. John’s University in 1978.

Guy Norberg – Director

Guy Norberg is a Director of the Company.  Mr. Norberg also serves as President and as a member of the board of directors of Amacore.  Mr. Norberg has been the Senior Vice President, Sales and Marketing of Amacore since June, 2008.  Prior to joining Amacore, Mr. Norberg was Vice President, Sales and Marketing of Protective Marketing Enterprises, Inc. and prior to that he was a founder and the President of US Health Options / Innovative Health Benefits.

BOARD OF DIRECTORS

Audit, Nominating and Compensation Committees

Our Board of Directors does not have standing audit and nominating committees, committees performing similar functions, or charters for such committees. Instead, the functions that might be delegated to such committees are carried out by our Board of Directors, to the extent required.  Our Board of Directors believes that the cost of establishing such committees, including the costs necessary to recruit and retain qualified independent directors to serve on our Board of Directors and such committees and the legal costs to properly form and document the authority, policies and procedures of such committees are not justified under our current circumstances.

The Company has designated a Compensation Committee.

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

As of July 14, 2010, the Company created within its Board a Compensation Committee.

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

During our last fiscal year, our board of directors had two telephone meetings. All other proceedings of the Board of Directors were conducted by written consent.

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

The Board will consider candidates for director recommended by our stockholders. Candidates recommended by stockholders are evaluated with the same methodology as candidates recommended by management or members of the board. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in the company to Maitland Promenade 1, 485 North Keller Road, Suite 450, Maitland, FL 32751,,Attention: Chairman. All candidate referrals are reviewed by at least one current board member.

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

Other Committees

The Board has a compensation committee and functions of which are performed by Mark Jarvis, Keith Hughes and Jason Post.

The Board has no nominating committee, the functions of which are performed by the Board.

All of our directors hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified, and all executive officers hold office at the discretion of the Board of Directors.

Involvement in Certain Legal Proceedings

Other than the following legal proceedings listed below, there have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

On February 19, 2010, a Third Party Complaint was filed in the District of Nevada, in Case No.: 2:09-cv-01564-RCJ-LRL, Local Ad Link, Inc, et al. vs. Adzzoo LLC, et al vs. Zurvita Holdings, Inc. Defendant Adzzoo LLC., filed a complaint against the Company to establish the rights and liabilities of Adzzoo Counter-Plaintiffs under sales representative agreements that have been assigned to the Company. Adzzoo alleges that on or about October 9, 2009, Beyond Commerce entered into a securities purchase agreement with the Company and that certain disputes arose as a result of an assignment of rights relating to that alleged purchase agreement. In response to the Third Party Complaint, on April 16, 2010, the Company filed a special appearance and motion to dismiss the complaint for lack of personal jurisdiction and was recently granted on September 9, 2010.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned for services for the two most recently completed years by (i) Zurvita Holdings’s Co-Chief Executive Officer’s and (ii) the one additional most highly compensated executive officers whose total compensation during the year ended July 31, 2010 and for the seven months ended July 31, 2009.

Name and Principal Position	Year	Base Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)

Jay Shafer	2009	-		-	-	-	-	-	-	-
Co-Chief Executive Officer and Director	2010	-		-	-	72,791	-	-	-	72,791

Mark Jarvis	2009	295,385	(2)	-	168,557	-	-	-	-	463,942
Co-Chief Executive Officer and Director	2010	480,000		-	229,606	9,400	-	-	-	719,006

Jason Post	2009	-		-	-	-	-	-	-	-
Chief Financial Officer	2010	-		-	-	44,085	-	-	-	44,085

(1)  Represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R.  For a discussion of valuation assumptions, see Note 13 to the financial statements contained in this Annual Report of Form 10K.

(2) Represents the compensation dollar amount paid from January 1, 2009 through July 31, 2009.

Narrative Disclosure to Summary Compensation Table
Employment Agreement with Mark Jarvis

On July 30, 2009, the Company entered into an employment agreement with Mark Jarvis (the “Jarvis Agreement”), pursuant to which Mr. Jarvis agreed to serve as Co-CEO of the Company for a term of two years.  Pursuant to the Jarvis Agreement, Mr. Jarvis shall receive annual compensation of $480 thousand (the “Base Salary”).  Mr. Jarvis shall also be entitled certain other benefits, including health insurance, as may be provided to other comparable executives of Zurvita Holdings.  In addition, within 30 days of the execution of the Jarvis Agreement, the Company shall place 7.2 million shares of the Company’s common stock in escrow on behalf of Mr. Jarvis (the “Initial Jarvis Shares”). The Initial Jarvis Shares are subject to a vesting period pursuant to which (i) 3.6 million shares shall vest on July 30, 2010, and (ii) 3.6 million shares shall vest on July 30, 2011.  In addition, in the event that for the first quarter ending six months after July 30, 2009 Zurvita Holdings is cash flow positive, the Company shall, within 30 days of the Company filing its Form 10-Q, issue to Mr. Jarvis 7.2 million shares.  Alternatively, for the two quarters ending six (6) months after Start-Up Period, (“Extended Measuring Quarters”), should the average Zurvita Holdings monthly cash flow during the Extended Measuring Quarters, as documented on the monthly cash flow statements, and verified in the Quarterly Report(s), be operationally cash flow positive, the Performance Shares shall be issued to Executive.  These shares were not issued at either of these aforementioned periods, as the requirements for issuance was not met.  The Performance Shares shall be subject to a one year vesting period from the time of initial grant.  In addition to his Base Salary, Mr. Jarvis shall also be eligible to receive certain incentive bonus compensation (the “Incentive Bonus”) based upon the revenue generated by Zurvita Holdings.  Mr. Jarvis’ Incentive Bonus shall be calculated as 10% of Zurvita Holdings net income.  If Mr. Jarvis’ employment is terminated by the Company as a result of his disability (as such term is defined in the Jarvis Agreement), Mr. Jarvis shall be entitled to receive a lump sum payment equal to his (i) accrued but unpaid Base Salary, (ii) any outstanding expense reimbursements, (iii) any accrued but unpaid Incentive Bonus, (iv) a monthly amount, which when added to any amounts received by Mr. Jarvis from any disability policy in effect at the time of his disability, will equal Mr. Jarvis’ Base Salary for the 12 month period following the date of disability termination.

2009 Incentive Stock Plan

During 2009,  our Board of Directors adopted the 2009 Incentive Stock Plan (the 2009 Plan), pursuant to which we reserved for issuance 6 million shares of our common stock to be used as awards to employees, directors, consultants, and other service providers. The purpose of the 2009 Plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into our development and financial success.  Under the 2009 Plan, Zurvita is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2009 Plan is administered by the Board designated Compensation Committee.

Director Compensation

There is currently no formal Director Compensation Policy.

Family Relationships

Tracy Jarvis who is Mark Jarvis’ spouse has a commission agreement with the Company to recognize her for the past efforts in founding Zurvita Inc. and to reward her for her continued involvement in developing Zurvita Holdings’s business, marketing and compensation plans as well as her involvement in the recruitment of independent marketing representatives.  Significant terms of the agreement are detail below:

Relationship – Tracy is designated as the master representative of the Company.  All existing and future independent representatives of the Company shall be in her downline and placed underneath her in the Company’s genealogy structure.

Compensation – As sole compensation for her services, she will receive commissions based on her position in the Company’s downline for the sale of commissionable products.  Compensation shall begin the month following the first month during which the Company is cash-flow positive and in the same manner as the payment of compensation to the other independent marketing representatives.

Term – The agreement is effective as of July 29, 2009 and shall continue so long as the Company and its successors or assigns sell commissionable products through independent representatives.

Tracy continues to work with the Company to grow its independent representative base as well as consult on products and commission structures.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth, for each named executive officer, information regarding unexercised options as of the end of our fiscal year ended July 31, 2010.

Name	Number of Securities or Underlying Unexercised Options (#) Exercisable (1)	Number of Securities or Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date
Jay Shafer	100,000	-	0.25	11/13/2014
Co-Chief Executive Officer	343,750	656,250	0.20	7/14/2015

Mark Jarvis	100,000	-	0.25	11/13/2014
Co-Chief Executive Officer

Jason Post	100,000	-	0.25	11/13/2014
Chief Financial Officer	176,563	373,437	0.20	7/14/2015

(1) The securities listed in this column consist of unexercised warrants awarded to each name executive officer. Warrants presented herein are fully vested and immediately exercisable.

(2) The securities listed in this column consist of warrants awarded to each named executive officer that are not vested and exercisable.

Compensation of Directors

The following table sets forth the compensation of directors for the year ended July 31, 2010 and for the seven months ended July 31, 2009.

Name and Principal Position	Year	Base Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total Compensation ($)

Richard Diamond	2009	-	-	-	-	-	-	-	-
Director	2010	-	-	-	9,400	-	-	-	9,400

Paul Morrison	2009	-	-	-	-	-	-	-	-
Former Director	2010	-	-	-	9,400	-	-	-	9,400

Guy Norberg	2009	-	-	-	-	-	-	-	-
Director	2010	-	-	-	72,791	-	-	-	72,791

Chris Phillips	2009	-	-	-	-	-	-	-	-
Former Director	2010	-	-	-	9,400	-	-	-	9,400

(1)  Represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R.  For a discussion of valuation assumptions, see Note 13 to the financial statements contained in this Annual Report of Form 10K.

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

With respect to the dispositive control over shares, the control rests with the board of directors for both Omni Reliant and Amacore, while for Vicis the control rests with executive management.

Name and Address of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership (2)		Percentage of Class (2)

Executive Officers and Directors:
Richard Diamond (11)	100,000	(3)	0%
Mark Jarvis	3,702,500	(4)	2%
Jay Shafer (12)	443,750	(5)	0%
Keith Hughes (10)	-		-
Shad Stastney (10)	-		-
Guy Norberg (12)	443,750	(5)	0%
Jason Post (12)	279,063	(6)	0%
All officers and directors as a group (7 persons) (13)	4,969,063		3%

Other Beneficial Owners:
The Amacore Group, Inc.	37,210,000	(8)	21%
Vicis Capital Master Fund	98,400,000	(7)	57%
OmniReliant Holdings, Inc.	23,600,327	(9)	14%

(1)	Unless otherwise indicated, the address for each individual listed in this column is c/o Zurvita Holdings, Inc., 800 Gessner, Houston, TX 77024.
(2)
Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable.  For purposes of this table, 57,895,213 shares of our common stock outstanding as of July 31, 2010  together with securities exercisable or convertible into shares of our Common Stock within 60 days of July 31, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of July 31, 2010, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Mr. Diamond's beneficial ownership includes 100,000 shares of Common stock issuable upon exercise of outstanding warrants.
(4)
Pursuant to the terms of Mr. Jarvis’ employment agreement, the Company granted 7,202,500 shares of the Company’s common stock to Mr. Jarvis (the “Initial Jarvis Shares”).  The Initial Jarvis Shares are subject to a vesting period pursuant to which (i) 3,602,500 shares shall vest on July 30, 2010, and (ii) 3,600,000 shares shall vest on July 30, 2011.  The 3,600,000 shares were excluded from this table as they were neither vested as of July 31, 2010 nor will they be vested within 60 days of July 31, 2010.  In addition, this includes 100,000 shares of Common Stock issuable upon exercise of outstanding warrants.

(5)	Mr. Shafer's and Mr. Norberg's beneficial ownership includes 443,750 shares of Common Stock issuable upon exercise of outstanding warrants.
(6)	Mr. Post's beneficial ownership includes 279,063 shares of Common Stock issuable upon exercise of outstanding warrants and 2,500 shares of Common Stock.
(7)	Includes 49,200,000 shares of Common Stock issuable upon exercise of outstanding convertible preferred stock and 49,200,000 shares of Common Stock issuable upon exercise of outstanding warrants.
(8)	Includes 37,210,000 shares of Common Stock.
(9)	Includes 15,200,000 shares of Common Stock and 8,400,237 of Common Stock issuable upon exercise of outstanding convertible note payable.
(10)	Mr. Hughes and Mr. Stastney are Directors of the Company and hold no beneficial interest in the Company.
(11)	Beneficial owners address: 14375 Myerlake Circle, Clearwater, Florida 33760
(12)	Beneficial owners address: 485 N. Keller Rd., Maitland, Florida 32751
(13)	To the best of the Company's knowledge, the ownership amounts reflect accurately the named officers' and beneficial owners' current holdings as of the date of this analysis.

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

During the seven months ended July 31, 2009, the Company received approximately $2.6 million of equity contributions from its majority stockholder, Amacore.  The Company received no equity contributions from Amacore during the year ended July 31, 2010.

There are immediate family members of Mr. Jarvis, who operate as Independent Business Owners (“IBO”) who were paid agent advances and commission compensation which approximated  $37 thousand and $10 thousand, respectively, for the year ended July 31, 2010 and approximately $37 thousand and $37 thousand, respectively, for the seven months ended July 31, 2009.   These payments were for work they performed on behalf of the Company.

Repurchase Agreement

On July 31, 2009, the Company also entered into the Repurchase Agreement with Mr. Taylor, pursuant to which the Company repurchased from Mr. Taylor an aggregate of 2 million shares of Common Stock, which represented 66.7 percent of the Company’s shares of Common Stock then issued and outstanding, for an aggregate purchase price of $210 thousand.

Agreement with OmniReliant Holdings, Inc.

On July 31, 2009, the Company entered into an Advertising and Marketing Agreement with OmniReliant Holdings, Inc., pursuant to which the Company agreed to provide placement of advertising for OmniReliant on its website and OmniReliant agreed to provide the Company with certain marketing services.  The marketing services to be provided by OmniReliant include the production of infomercials, video production services, management of call centers, buying and fulfillment services.  In consideration for such services, OmniReliant received an aggregate of 3.8 million shares of the Company’s common stock which was valued at approximately $657 thousand.

Agreement with OmniReliant Holdings, Inc

On October 9, 2009, the Company entered into a marketing agreement with OmniReliant whereby the Company was granted a perpetual right, under all intellectual property rights applicable to the LocalAdLink Software, to market and sell the product through its independent sales representative.  As consideration for such agreement, a $2 million convertible note payable was issued and is due three years from the date of issuance and convertible at any time at the option the holder at a conversion price of $0.25 per share.  At July 31, 2010, the said note was convertible into approximately 8.4 million shares of common stock.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance date was approximately $593 thousand.  The separation of the conversion feature from the note payable resulted in a discount on the note payable and a share conversion liability in the amount of approximately $593 thousand.  The share conversion liability is subject to recurring fair value adjustments each reporting period.  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest expense in the statement of operations.  During the year ended July 31, 2010, total interest expense related to the convertible note payable was approximately $241 thousand.   Of the interest expense recognized, approximately $92 thousand was elected by the Company to be deferred and added to the principal of the note.

Agreement with Amacore Group, Inc.

On July 31, 2009, the Company entered into a Marketing and Sales Agreement with its majority stockholder, Amacore, pursuant to which Amacore agreed to provide certain services to Zurvita Holdings.  In addition, pursuant to the Amacore Agreement, Zurvita shall continue to have the right to benefit from certain agreements which Amacore maintains with product and service providers.  As of July 31, 2010, approximately $156 thousand of expense was recognized and no expense was recognized during the seven months ended July 31, 2009.

Loan to Amacore Group, Inc.

On August 6, 2010, the Company entered into a Demand Promissory Note with its majority stockholder, Amacore in the amount of $1.8 million.  This note has a 6% per annum interest rate.   As of July 31, 2010, the balance of this note was $1.7 million.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services performed by our principal accountant, McGladrey & Pullen, LLP for the audit of our annual financial statements and review of financial statements for the year ended July 31, 2010 and for the seven months ended July 31, 2009, respectively, and fees billed for other services rendered by McGladrey & Pullen, LLP during such years.

	For the Year Ended July 31, 2010	For the Seven Months Ended July 31, 2009
Audit Fees	$154,661	62,925
Tax Fees	-	-
Other	-	-
Total	$154,661	$62,925

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

4.5
Amended and Restated Series C Convertible Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2010)

5.02
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 26, 2010)

5.03
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 8, 2010)

5.04
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2010)

5.1
Opinion of Sichenzia Ross Friedman Ference LLP dated February 1, 2010 (incorporated by reference to Exhibit 5.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on February 1, 2010)

5.2
Opinion of Sichenzia Ross Friedman Ference LLP dated August 17, 2010 (incorporated by reference to Exhibit 5.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on August 17, 2010)

10.1
Advertising and Marketing Agreement by and between the Company and OmniReliant Holdings, Inc., dated July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

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

16.1
Change in registrants certifying accountant – Letter from George Stewart, CPA dated November 3, 2009 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K with the Securities and Exchange Commission on November 9, 2009)

16.2
Change in registrants certifying accountant – Letter from McGladrey & Pullen, LLP dated August 23, 2010 (incorporated by reference to Exhibit 16.1 to the Company’s Post Effective Amendment No. 1 with the Securities and Exchange Commission on August 23, 2010)

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

Dated: December 7, 2010	/s/ Jay Shafer
Jay Shafer
Co-Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the 7th day of December, 2010 in the capacities indicated.

/s/ Jay Shafer
Jay Shafer
Co-Chief Executive Officer and
Director

/s/ Mark Jarvis
Mark Jarvis
Co-Chief Executive Officer

/s/  Jason Post
Jason Post
Chief Financial Officer

/s/  Richard Diamond
Richard Diamond
Director

/s/  Shad Stastney
Shad Stastney
Director

 /s/  Keith Hughes
Keith Hughes
Director

 /s/  Guy Norberg
Guy Norberg
Director

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

4.5
Amended and Restated Series C Convertible Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2010)

5.02
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 26, 2010)

5.03
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on March 8, 2010)

5.04
Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers (incorporated by reference to Exhibit 5.02 to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 28, 2010)

5.1
Opinion of Sichenzia Ross Friedman Ference LLP dated February 1, 2010 (incorporated by reference to Exhibit 5.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on February 1, 2010)

5.2
Opinion of Sichenzia Ross Friedman Ference LLP dated August 17, 2010 (incorporated by reference to Exhibit 5.1 to the Company’s Form S-8 filed with the Securities and Exchange Commission on August 17, 2010)

10.1
Advertising and Marketing Agreement by and between the Company and OmniReliant Holdings, Inc., dated July 30, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

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

16.1
Change in registrants certifying accountant – Letter from George Stewart, CPA dated November 3, 2009 (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K with the Securities and Exchange Commission on November 9, 2009)

16.2
Change in registrants certifying accountant – Letter from McGladrey & Pullen, LLP dated August 23, 2010 (incorporated by reference to Exhibit 16.1 to the Company’s Post Effective Amendment No. 1 with the Securities and Exchange Commission on August 23, 2010)

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