Form 10-Q
period 2010-10-31
Zurvita Holdings, Inc.
filed 2010-12-20
CIK 1408950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of October 31, 2010: 61,498,713 shares of common stock, par value $0.0001

ZURVITA HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	October 31, 2010	July 31, 2010
ASSETS
Current assets
Cash	$621,478	$289,442
Marketable securities (at fair value)	160,000	480,000
Note recievable - related party	-	1,702,000
Accounts receivable	183,766	137,123
Agent advanced compensation	174,743	448,553
Deferred expenses	78,068	127,351
Other assets	108,986	41,173
Total current assets	1,327,041	3,225,642

Property, plant and equipment (net)	89,986	94,965

Merchant account deposit	115,333	115,333
Total assets	$1,532,360	$3,435,940

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$90,526	$249,762
Accounts payable - related party	39,711	127,733
Notes payable - current	229,018	284,967
Accrued expenses	307,383	332,217
Deferred revenue	620,046	808,957
Deferred compensation - related party	97,546	110,238
Income tax payable	3,930	2,628
Total current liabilities	1,388,160	1,916,502

Notes payable - long term	1,717,352	1,639,268
Fair value of share conversion feature	138,764	462,013
Fair value of warrants	3,246,000	6,370,000
Total liabilities	6,490,276	10,387,783

Redeemable preferred stock	4,550,747	4,550,747

Stockholders' deficit
Common stock ($.0001 par value, 300,000,000 shares authorized; 69,498,713 and 69,497,713 shares issued and 61,498,713 and 61,497,713 shares outstanding as of October 31, 2010 and July 31, 2010, respectively)	6,950	6,950
Treasury stock	(210,000)	(210,000)
Additional paid-in capital	10,134,550	9,978,738
Accumulated deficit	(19,440,163)	(21,278,278)
Total stockholders' deficit	(9,508,663)	(11,502,590)

Total liabilities, redeemable preferred stock and stockholders' deficit	$1,532,360	$3,435,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	October 31,
	2010	2009
REVENUES
Administrative websites	$461,728		$484,365
Advertising sales	241,273		3,772
Commissions	111,091		61,321
Marketing fees and materials	349,227		396,122
Membership fees	149,466		303,055
Total revenues	1,312,785		1,248,635

COST OF SALES
Benefit and service cost	312,924		277,294
Sales commissions	569,357		911,848
Total cost of sales	882,281		1,189,142

GROSS PROFIT	430,504		59,493

OPERATING EXPENSES
Depreciation	9,787		8,452
Office related expenses	126,699		83,313
Payroll and employee benefits	606,852		320,580
Professional fees	292,886		306,174
Selling and marketing	523,488		652,114
Travel	79,751		53,748
Total operating expenses	1,639,463		1,424,381

Loss from operations before other income (expense)	(1,208,959)		(1,364,888)

OTHER INCOME (EXPENSE)
Gain on change in fair value of share conversion feature	323,249		4,192
Gain (loss) on change in fair value of warrants	3,124,000		(4,041,827)
Interest expense	(83,629)		(28,429)
Interest income	4,756		-
Loss on change in fair value of marketable securities	(320,000)		(130,000)
Total other income (expense)	3,048,376		(4,196,064)

Income (loss) before income taxes	1,839,417		(5,560,952)

Income taxes	1,302		9,785

Net income (loss)	$1,838,115		$(5,570,737)

Basic earnings (loss) per share	$0.03	$	(0.10)

Diluted earnings (loss) per share	$0.02	$	(0.10)

Basic weighted average number of common shares outstanding	61,498,713		56,440,000

Diluted weighted average number of common shares outstanding	109,098,713		56,440,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	October 31, 2010	October 31, 2009
Cash flows from operating activities
Net income (loss)	$1,838,115	$(5,570,737)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of note payable discount	46,000	10,125
Amortization of deferred marketing costs	-	164,350
Depreciation	9,787	8,452
Share-based compensation	155,312	57,402
Gain on change in fair value of share conversion feature	(323,249)	(4,192)
(Gain) loss on change in fair value of warrants	(3,124,000)	4,041,827
Loss on change in fair value of marketable securities	320,000	130,000
Changes in operating assets and liabilities
Increase (decrease) in accounts receivable	(46,643)	10,749
Decrease in agent advanced compensation	273,810	98,360
Decrease in deferred expenses	49,283	-
Increase in other assets	(48,186)	(8,241)
Decrease in accounts payable and accrued expenses	(238,535)	(297,223)
(Decrease) increase in deferred revenue	(188,911)	183,501
Decrease in deferred compensation related party	(12,692)	-
Net cash (used in) operating activities	(1,289,909)	(1,175,627)

Cash flows from investing activities
Net proceeds from promissory note recievable	1,702,000	-
Purchase of property and equipment	(4,979)	-
Purchase of marketable securities	-	(770,000)
Net cash provided by (used in) investing activities	1,697,021	(770,000)

Cash flows from financing activities
Proceeds from exercise of warrants	500	-
Proceeds from sale of preferred stock	-	2,000,000
Principal payments made on notes payable	(75,576)	(593,218)
Net cash (used in) provided by financing activities	(75,076)	1,406,782

Net change in cash balance	332,036	(538,845)

Beginning cash	289,442	1,390,953

Ending cash	$621,478	$852,108

Supplemental disclosure of cash flow information
Cash paid for interest	$5,423	$7,476

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Shares Common Stock	Common Stock	Treasury Stock		Additional Paid-In Capital	Accumulated Deficit		Total Stockholder's Deficit
Balance, July 31, 2010	61,497,713	$6,950	$	(210,000)	$9,978,738	$	(21,278,278)	$	(11,502,590)

Share-based compensation	-	-		-	155,312		-		155,312

Exercise of comon stock warrants	1,000	-		-	500		-		500

Net loss available to common stockholders	-	-		-	-		1,838,115		1,838,115

Balance, October 31, 2010	61,498,713	$6,950	$	(210,000)	$10,134,550	$	(19,440,163)	$	(9,508,663)

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

At October 31, 2010, the Company had negative working capital of approximately $62 thousand, an accumulated deficit of approximately $19.4 million and negative cash flows from operating activities of approximately $1.3 million. Since the date of inception, the Company has used approximately $7.6 million in operations.

The Company believes that without the support of its related party stockholders its cash resources would be insufficient to sustain current planned operations for the next 12 months. The Company raised $7.05 million from the sale of preferred stock in four tranches completed in July 2009, October 2009, January 2010 and June 2010.   Additional cash resources may be required should the Company not meet its sales targets, exceed its projected operating costs, wish to accelerate sales or complete one or more acquisitions or if unanticipated expenses arise or are incurred.

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

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $51 thousand and $29 thousand for the three months ended October 31, 2010 and 2009, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimates for an allowance for refunds and chargebacks totaled approximately $11 thousand and $14 thousand is included in accrued expenses in the accompanying condensed consolidated balance sheets as of October 31, 2010 and July 31, 2010, respectively.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  At October 31, 2010 and July 31, 2010, no allowance was recorded.

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

Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic loss per share when the issuance of the shares is no longer contingent.  For the three months ended October 31, 2009, securities that could potentially dilute earnings per share in the future were not included within the Company’s earnings (loss) per share calculation as their effect would be anti-dilutive.

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

NOTE 3 – NON CASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the three months ended:

	October 31, 2010	October 31, 2009

Amortization on note payable discount	$46,000	$10,125

Embedded conversion feature on note payable issued	-	593,426

Financed insurance agreement	19,627	-

Interest converted to principal	32,201	-

Note payable issued for marketing agreement	-	1,406,574

NOTE 4 – AGENT ADVANCED COMPENSATION

The Company entered into loan agreements with certain of its independent sales agents which represent advanced compensation.  The agreements have an approximately 2 year term; however, if an agent is still selling for the Company at the maturity date then the note is forgiven.  Therefore, the Company is expensing them over the term of the loan.  The expense is recognized in selling and marketing expenses on the statement of operations as it is not directly related to sales of product or services.  Approximately $322 thousand and $250 thousand of expense was recognized for three months ended October 31, 2010 and 2009, respectively.  As of October 31, 2010 and July 31, 2010, the balance of the loans was approximately $175 thousand and $449 thousand, respectively.

NOTE 5 – DEFERRED EXPENSES

For sales of subscriptions for which the terms cross reporting periods, the associated commissions paid to the Company’s sales representatives are deferred and amortized over the subscription period.  As of October 31, 2010 and July 31, 2010, the balances of the deferred commissions were approximately $78 thousand and $127 thousand, respectively, and are classified as a current asset.

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following:

	October 31, 2010	July 31, 2010

Convertible note payable; face amount $2 million; bearing interest of 6% per annum; unsecured; principal payment due on October 9, 2012	$1,717,352	$1,639,268

Financing agreement; bearing interest at 5.25% per annum; payable in monthly installments of approximately $2.5 thousand; due through July 2010	19,627	-

Promissory note payable; bearing interest of 7.5% per annum; unsecured; principal payments due monthly approximately $27 thousand through July 2011	209,391	284,967

Total notes payable	1,946,370	1,924,235

Less current portion	229,018	284,967

Total long-term debt	$1,717,352	$1,639,268

The convertible note’s principal balance is due three years from the date of issuance and convertible at any time at the option the holder at a conversion price of $0.25 per share.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance date was approximately $593 thousand.  The separation of the conversion feature from the note payable resulted in a discount on the note payable and a share conversion liability in the amount of approximately $593 thousand.  The share conversion liability is subject to recurring fair value adjustments each reporting period (see Note 10 - Assets and Liabilities Measured at Fair Value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest expense in the statement of operations.  During the three months ended October 31, 2010 and 2009, total interest expense related to the convertible note payable was approximately $78 thousand and $7 thousand, respectively.   Of the interest expense recognized, approximately $32 thousand was elected by the Company to be deferred and added to the principal of the note.

At October 31, 2010, the said note was convertible into approximately 8.5 million shares of common stock worth approximately $139 thousand as of October 31, 2010.

Of the notes payable presented in the preceding table, approximately $229 thousand is classified as current maturities as of October 31, 2010.

The following is a schedule of the future maturity payments required under the Company’s promissory notes payable.

Current	$229,018
2012	2,124,470
2,353,488
Net of discount on convertible note payable	(407,118)
$1,946,370

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consist of the following at October 31, 2010 and July 31, 2010:

	October 31, 2010	July 31, 2010
Commissions	$140,022	$173,314
Interest	7,790	7,672
Marketing materials	4,901	37,830
Payroll	64,669	41,549
Professional fees	4,000	2,500
Refund reserve	11,197	14,192
Rent	8,340	8,340
Sales tax payble	25,082	19,004
Unclaimed property	41,382	27,816
Total	$307,383	$332,217

NOTE 8 – DEFERRED REVENUE

Deferred revenue consists of the following at October 31, 2010 and July 31, 2010:

	October 31, 2010	July 31, 2010
Advertising sales	$68,134	$80,563
Direct response media	29,674	29,674
Marketing fees	410,192	582,955
Member fees	112,046	115,765
Total	$620,046	$808,957

NOTE 9 – DEFERRED COMPENSATION

Deferred compensation is made up of compensation due to Mark Jarvis, Co-Chief Executive Officer, and a consultant.  These two individuals deferred their compensation in an effort to manage cash flow while the Company undertook several capital intensive initiatives.  As of October 31, 2010 and July 31, 2010, the balance of deferred compensation was approximately $98 thousand and $110 thousand, respectively.

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

Assets and liabilities measured at estimated fair value and their corresponding fair value hierarchy is summarized as follows:

October 31, 2010 Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Marketable securities	$160,000	$-	$160,000
Total Assets	$160,000	$-	$160,000

Share conversion feature	$-	$138,764	$138,764
Warrants	$-	$3,246,000	$3,246,000
Total liabilities	$-	$3,384,764	$3,384,764

July 31, 2010 Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Marketable securities	$480,000		$480,000
Total Assets	$480,000	$-	$480,000

Share conversion feature	$-	$462,013	$462,013
Warrants	$-	$6,370,000	$6,370,000
Total liabilities	$-	$6,832,013	$6,832,013

The Company has categorized its assets and liabilities measured at fair value into the three-level fair value hierarchy, as defined in Note 2, based upon the priority of inputs to respective valuation techniques.  Assets included in the level 1 of the fair value hierarchy include marketable securities which are fair valued on a recurring basis using quoted market prices.  Liabilities included within level 3 of the fair value hierarchy presented in the preceding table include certain warrants and a share conversion feature.  The valuation methodology for liabilities within level 3 uses a combination of observable and unobservable inputs in calculating fair value.

The Company recorded an unrealized loss of $320 thousand and $130 thousand on its marketable securities for the three months ended October 31, 2010 and 2009, respectively.  The loss has been included in the Statement of Operations caption “Loss on change in fair value of marketable securities.”

The changes in level 3 liabilities measured at fair value on a recurring basis during the three months ended October 31, 2010 and for the year ended July 31, 2010 are summarized as follows:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)

	Balance Beginning of Period	Reclassification of Liability Warrants to Equity	Issuance	(Gain) or Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the three months ended October 31, 2010
Share conversion feature	$462,013	$-	$-	$(323,249)	$138,764
Warrants	$6,370,000	$-	$-	$(3,124,000)	$3,246,000

For the Year Ended July 31, 2010
Share conversion feature	$-	$-	$593,426	$(131,413)	$462,013
Warrants	$549,780	$(186,353)	$2,025,993	$3,980,580	$6,370,000

For the three months ended October 31, 2010 and 2009, total unrealized gain of approximately $323 thousand and $4 thousand, respectively are included in earnings in the Statement of Operations caption “Gain on change in fair value of share conversion feature.”  For the three months ended October 31, 2010, unrealized gain of $3.1 million is included in earnings in the Statement of Operations caption “Gain (loss) on change in fair value of warrants.”  This gain is as a result of the decrease in share price from 0.32 to $0.14 used in valuing the warrant.   For the three months ended October 31, 2009, unrealized loss of $4 million is included in earnings in the Statement of Operations caption “Gain (loss) on change in fair value of warrants.”  This loss is a result of the 4-to-1 forward share split that occurred on August 11, 2009 that had the effect of increasing the number of outstanding warrants by 21.42 million.

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

NOTE 11 – REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share.  The following table summarizes the Preferred Stock issuances and number of Preferred Shares outstanding:

		Shares Outstanding at
Preferred Stock	Date of
Issuance	Issuance	October 31, 2010	July 31, 2010
Series A	July 30, 2009	1,750,000	1,750,000
Series B	October 6, 2009	2,000,000	2,000,000
Series C	January 29, 2010	1,000,000	1,000,000
Series C	June 3, 2010	2,300,000	2,300,000

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

The liquidation value of Series A, Series B and Series C Convertible Preferred Stock was $1.75 million, $2 million and $3.3 million, respectively, as of October 31, 2010.

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

At October 31, 2010, Series A, Series B and Series C Convertible Preferred Stock is convertible into 28 million, 8 million and 13.2 million common shares, respectively.  If the Convertible Preferred Stock had been converted as of October 31, 2010, the aggregate market price of the common shares for Series A, Series B and Series C would have been approximately $5.6 million, $1.6 million, and $2.6 million, respectively.

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

Redemption Rights of Holder

The Convertible Preferred Stock is redeemable for cash in an amount representing the Stated Value of outstanding Convertible Preferred Stock. The following events give rise to a redemption triggering event:

●	The Company shall be party to a change of control transaction;
●	The Company shall fail to have available a sufficient number of authorized and unreserved shares of common stock to issue to such holder upon a conversion;
●
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

●	There shall have occurred a bankruptcy event or material monetary judgment;

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

		Total	Value	Preferred Stock
Preferred Stock	Date of	Proceeds	Allocated to	Carrying
Issuance	Issuance	Received	Warrants	Amount
Series A	July 30, 2009	$1,750,000	$539,000	$1,211,000
Series B	October 6, 2009	$2,000,000	$930,838	$1,069,162
Series C	January 29, 2010	$1,000,000	$431,415	$568,585
Series C	June 3, 2010	$2,300,000	$598,000	$1,702,000

NOTE 12 – COMMON STOCK

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

For the three months ended October 31, 2010 and 2009, approximately $19 thousand and $57 thousand, respectively, of stock-based compensation expense were recognized, as a result of these share issuances.

NOTE 13 – WARRANTS

During 2009,  Zurvita’s Board of Directors adopted the 2009 Incentive Stock Plan (the 2009 Plan), pursuant to which we reserved for issuance 6 million shares of Zurvita common stock to be used as awards to employees, directors, consultants, and other service providers. The purpose of the 2009 Plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into Zurvita’s development and financial success.  Under the 2009 Plan, Zurvita is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2009 Plan is administered by the Board’s designated Compensation Committee.  As of October 31, 2010, approximately 5.8 million total options were issued under the 2009 Plan.

The following table summarizes the status of all warrants outstanding and exercisable at October 31, 2010.

Outstanding Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	53,725,000	$0.15	5.86
$0.50 to $0.99	200,000	$0.63	4.28
	53,925,000	$0.25	5.86

Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	51,562,816	$0.15	5.91
$0.50 to $0.99	200,000	$0.63	4.28
	51,762,816	$0.25	5.90

Compensatory Equity Warrants

The following table summarizes the activity for compensatory warrants classified as equity for the three months ended October 31, 2010.

	Compensatory Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2010	5,795,526	$0.28	3.94	$595,250
Issued	-	-	-	-
Exercised	(1,000)	0.50	-	-
Cancelled or Expired	(1,069,526)	-	-	-
Outstanding at October 31, 2010	4,725,000	$0.23	4.58	$186,000
Exercisable at October 31, 2010	2,562,816	$0.25	4.48	$77,891

There were approximately 1 thousand warrants exercised during the three months ended October 31, 2010 with no associated intrinsic value at the date of exercise.  There were no warrants exercised during the three months ended October 31, 2009 and therefore no intrinsic value realized.  The total fair value of warrants vested during the three months ended October 31, 2010 was approximately $65 thousand.  The weighted average grant date fair value of warrants granted during the three months ended October 31, 2010 and 2009 was $0 and $0.12, respectively.

A summary of the status of the Company's non-vested compensatory equity warrants of October 31, 2010, and the changes during the three months ended October 31, 2010, is presented below.

	Compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2010	2,620,467	$0.16
Issued	-	-
Exercised	-	-
Expired		-
Vested	(458,283)	0.61
Non-vested at October 31, 2010	2,162,184	$0.16

Non-compensatory Liability Warrants

There were approximately 49.2 million non-compensatory warrants outstanding as of October 31, 2010, all of which were classified as liabilities.  These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control or certain exercise prices are not fixed which has the potential to cause a variable number of shares and/or value exchange upon exercise.

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

Assumptions used to determine the fair value of the non-compensatory warrants outstanding at the three months ended October 31, 2010 and granted at and during the year ended July 31, 2010 are as follows.

	October 31, 2010	July 31, 2010

Expected dividends	0%	0%
Expected volatility	65%	65%
Risk free interest rate	1.44% - 1.71%	2.01% - 2.29%
Expected life	7 years	5 - 7 years

There were no vested or non-vested non-compensatory liability issuances, exercises or expirations during the three months ended October 31, 2010.

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

Amacore had accelerated the vesting conditions of the original award prior to July 31, 2009 and, therefore, no compensation expense is recorded in fiscal 2010.  As of October 31, 2010 there were 800 thousand warrants outstanding and exercisable.  No warrants expired, nor were any warrants exercised or forfeited during the three months ended October 31, 2010 and, therefore, no intrinsic value of warrants exercised.  As of October 31, 2010 the weighted average exercise price of warrants granted was $0.60.  The grant date fair value of the warrants granted was $0.43.

For the three months ended October 31, 2010 and 2009, no stock-based compensation expense was recognized.
Stock-Based Compensation Expense

For the three months ended October 31, 2010 and 2009, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, with the Statement of Operations as follows:

	For the Three Months Ended
	October 31,
	2010	2009
Stock-based compensation:
Payroll and employee benefits	$155,312	$57,402
Total	$155,312	$57,402

NOTE 14 – RELATED PARTY TRANSACTIONS

Commissions Paid

There are immediate family members of Mr. Jarvis, who operate as Independent Business Owners (“IBO”) who were paid agent advances and commission compensation which approximated  $5 thousand and $17 thousand, respectively, for the three months ended October 31, 2010 and approximately $13 thousand and $52 thousand, respectively, for the three months ended October 31, 2009.   These payments were for work they performed on behalf of the Company.

Interest on Note Payable to OmniReliant Holdings, Inc.

The Company recognized approximately $78 thousand and $7 thousand of interest expense for the three months ended October 31, 2010 and 2009, respectively, with respect to the note payable due OmniReliant, who is a significant shareholder of the Company.  Of the interest expense recognized, approximately $46 thousand and $0 relates to the amortization of the discount and approximately $32 thousand and $0 was added to the principal of the note for the three months ended October 31, 2010 and 2009, respectively.

Agreement with Amacore

The Company entered into a Marketing and Sales Agreement on July 31, 2009, pursuant to which Amacore agreed to provide certain services to Zurvita Holdings.  In addition, pursuant to the Agreement, Zurvita shall continue to have the right to benefit from certain agreements which Amacore maintains with product and service providers.  For the three months ended October 31, 2010 and 2009, Zurvita paid Amacore $219 thousand and $111 thousand, respectively, for these services.

The Company entered into an on-demand promissory note issued on August 11, 2010 between the Company and Amacore.  Amacore paid the promissory note in full plus accumulated 6% per annum interest, of approximately $16 thousand, on August 17, 2010.

NOTE 15 – SUBSEQUENT EVENTS

On December 2, 2010, the Company entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations with OmniReliant whereby it purchased all of Omni’s right and title to the “Local Ad Link” software.  In consideration for the Asset Sale, the Company agreed to (i) assume all payments, expenses, costs and liabilities of any kind or nature, as they relate to the Assets, (ii) terminate the license agreement, dated as of October 9, 2009 by and between the Company and Omni (however, the promissory note in the principal amount of Two Million Dollars ($2,000,000) issued by the Company under such license agreement and held by OmniReliant shall remain outstanding, due and payable), and (iii) cause copies of the Assets, including copies of the URL, Trademark and source codes, to be placed in an Iron Mountain Account.

Additionally, in connection with the Asset Sale, the Company and Omni entered into a security agreement dated December 2, 2010 securing the Note with certain of the Company’s assets, including the LocalAdLink Software and the LAL Copies placed in the Iron Mountain Account.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through October 31, 2011, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita Holding’s anticipated growth in sales and margins, and our ability to achieve profitability. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions.  One should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company’s control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made.  The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010 filed with the Securities and Exchange Commission on December 7, 2010  (the “2010 Annual Report”), not all of which are known to the Company.  If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements. The Company will update this forward-looking information only to the extent required under applicable securities laws.  Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

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

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition and results of our operations.  The MD&A is organized as follows:

●	Overview – This section provides a general description of our business.

●	Results of operations – This section provides an analysis of our results of operations comparing the three months ended October 31, 2010 and 2009. This analysis is provided on a consolidated basis.

●
Liquidity and capital resources – This section provides an analysis of our cash flows for the three months ended October 31, 2010 and 2009 as well as a discussion of our liquidity and capital resources.

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

RESULTS OF OPERATIONS

Results of Operations

	For the Three Months Ended
	October 31,		Increase
	2010	2009	(Decrease)

Revenues	$1,312,785	$1,248,635	$64,150
Cost of Sales	882,281	1,189,142	(306,861)

Gross Profit	430,504	59,493	371,011

Operating Expenses	1,639,463	1,424,381	215,082
Operating Loss	(1,208,959)	(1,364,888)	(155,929)

Other Income (Loss)	3,048,376	(4,196,064)	7,244,440

Income (Loss) Before Income Taxes	1,839,417	(5,560,952)	7,400,369

Income Taxes	1,302	9,785	(8,483)

Net Income (Loss)	$1,838,115	$(5,570,737)	$7,408,852

Basic Earnings (Loss) Per Share	$0.03	$(0.10)

Diluted Earnings (Loss) Per Share	$0.02	$(0.10)

Revenue:

For the three months ended October 31, 2010, revenue was approximately $1.3 million, as compared to approximately $1.2 million for the three months ended October 31, 2009 an increase of approximately $64 thousand.  The increase in total revenue is primarily a result of continued growth in administrative website, advertising and energy commission revenue.

Administrative websites sales and marketing fees were approximately $461 thousand and $349 thousand for the three months ended October 31, 2010, respectively, as compared to approximately $484 thousand and $396 thousand, respectively, for the three months ended October 31, 2009.  The aggregate decrease in administrative website sales and marketing fees was approximately $23 thousand and $47 thousand, respectively.  The decrease in administrative website sales and marketing fees is a result of less recruiting during the three months ended October 31, 2010 as compared to 2009.

The Company’s advertising sales and commercial energy sales commissions were new revenue streams between the periods which both contributed to an aggregate increase of $287 thousand of new revenue for the three months ended October 31, 2010 as compared to the three months ended October 31, 2009.  The Company is focusing its efforts and resources on these new products and is recruiting consultants based upon the availability of these new products.  The Company’s membership fees were approximately $149 thousand for the three months ended October 31, 2010 as compared to approximately $303 thousand for the three months ended October 31, 2009.  The decrease in membership revenue is a result of the Company’s efforts toward focusing on recruiting and selling advertising and commercial energy which have higher margins.

Cost of Sales:

For the three months ended October 31, 2010, cost of sales was approximately $882 thousand a decrease of approximately $307 thousand from the three months ended October 31, 2009. Cost of sales includes the benefit and service costs associated with the products and services sold and sales commissions paid to consultants.  The decrease in cost of sales is mainly a result of less non-traditional sales incentives used to attract and retain consultants because the Company’s had a greater product offering with increased margins.

As a result, the Company’s cost of sales as a percentage of revenue decreased to 67% for the three months ended October 31, 2010 from 95% for the three months ended October 31, 2009.

Gross Profit:

For the three months ended October 31, 2010, gross profit was approximately $431 thousand as compared to a gross profit of approximately $60 thousand for the three months ended October 31, 2009.  For the three months ended October 31, 2010 and 2009, the gross profit percentage increased to 33% from 5%.  The increase in gross profit is due to the decrease in the Company’s cost of sales.

Operating Expenses:

Our operating expenses for the three months ended October 31, 2010 was approximately $1.6 million as compared to $1.4 million for the three months ended October 31, 2009.

The table below sets forth components of our operating expenses for the three months ended October 31, 2010 compared to the corresponding prior year period:

	Three Months Ended October 31,
	2010	2009	Increase (Decrease)

Depreciation	$9,787	$8,452	$1,335
Office Related Expenses	126,699	83,313	43,386
Payroll and Benefits	606,852	320,580	286,272
Professional Fees	292,886	306,174	(13,288)
Selling and Marketing	523,488	652,114	(128,626)
Travel	79,751	53,748	26,003

Total operating expenses	$1,639,463	$1,424,381	$215,080

Depreciation expense for the three months ended October 31, 2010, was approximately $10 thousand, an increase of approximately $1 thousand over the three months ended October 31, 2009.  The increase is related to the purchase of computer hardware and other office equipment needed to accommodate the Company’s personnel growth.

Office related costs include rent, insurance, utilities and office maintenance. For the three months ended October 31, 2010 these costs were approximately $49 thousand, $12 thousand, $12 thousand, and $54 thousand, respectively, as compared to $20 thousand, $23 thousand, $10 thousand and $30 thousand for the three months ended October 31, 2009.  The overall increase of approximately $43 thousand is due to increased operations of the Company.

Payroll and related expenses for the three months ended October 31, 2010 were approximately $607 thousand an increase of approximately $286 thousand over the three months ended October 31, 2009.  Of the increase approximately $98 thousand is related to share-based compensation, approximately $62 thousand relates to specific personnel added to support and operate the Company’s ZLinked product and  approximately $126 thousand relates to additional personal added to accommodate the Company’s growth.

Professional fees consist of consulting, accounting fees, contract labor and legal costs. For the three months ended October 31, 2010, these costs were approximately $64 thousand, $101 thousand, $88 thousand and $40 thousand, respectively, as compared to $157 thousand, $69 thousand, $0, and $80 thousand for the three months ended October 31, 2009.  Despite the significant reductions in consulting and legal expenses, the Company expericenced an increase in accounting fees and contract labor costs, which led to an overall professional fees decrease of approximately 13 thousand.  The increase in accounting fees was due to the Company changing its auditors and the predecessor auditor’s inability to provide concent to the use of their opinion on prior year financial statements which led to a re-audit of the prior year financial statements by the current auditor.  Contract labor costs increased as a result of having to contract certain services to maintain the Zlinked technology.

Selling and marketing expenses for the three months ended October 31, 2010 were $523 thousand as compared to $652 thousand for the three months ended October 31, 2009, a decrease of approximately $129 thousand over the prior reporting period.  The decrease is related to the marketing agreement between the Company and OmniReliant Holdings, Inc. (“OmniReliant”), a related party, being fully amortized as of July 31, 2010.

Business travel expenses for the three months ended October 31, 2010 were approximately $80 thousand, an increase of approximately $26 thousand as compared to the three months ended October 31, 2009.  An increase in strategic business initiatives which required out of town travel led to the increase in business travel expenses.

Other Income (Expense):

Gain on change in fair value of embedded share conversion feature

An embedded share conversion feature exists within a convertible note payable.  The Company has determined the conversion feature to be a derivative instrument and has valued it at fair value at the time of issuance and at each subsequent reporting period.  We recorded an unrealized gain on the conversion feature for the three months ended October 31, 2010 and 2009 of approximately $323 thousand and $4 thousand, respectively.  This gain is a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 10 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the calculation of change in fair value of this conversion feature.

Gain (loss) on change in fair value of warrants

The Company’s liability warrants are recorded at fair value.  Their fair value is subject to remeasurement on a recurring basis.  For the three months ended October 31, 2010 and 2009, the change in fair value of these warrants was approximately a gain of $3.1 million and a loss of $4.0 million, respectively.  The gain in fair value for the three months end October 31, 2010 is a result of the decrease in share price from $0.32 to $0.14 which is used as an input in fair valuing the warrants.  The loss in fair value for the three months ended October 31, 2009 is (1) a result of the 4-to-1 forward share split that occurred on August 11, 2009 that had the effect of increasing the number of outstanding warrants by 21.42 million and (2) using a comparatively higher share price as an input in fair valuing the warrants.  This gain and loss is a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 10 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the determination of fair value.

Interest expense

Interest expense for the three months ended October 31, 2010 was approximately $84 thousand, as compared to $28 thousand for the three months ended October 31, 2009.  The increase in interest expense is a result of accreting the discount recognized on the Company’s $2 million interest bearing convertible note issued on October 9, 2009.  Accretion of $78 thousand and $17 thousand is included within interest expense for the three months ended October 31, 2010 and 2009, respectively.

Loss on change in fair value of marketable securities

The Company’s marketable securities consist of non-registered common stock. The Company fair values these securities on a recurring basis.  The Company recorded an unrealized loss of $320 thousand and $130 thousand for the three months ended October 31, 2010 and 2009, respectively. This loss is a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 10– Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the determination of fair value.

Income Taxes:

For the three months ended October 31, 2010, the Company estimated approximately $1 thousand in tax expense as compared to $10 thousand for the three months ended October 31, 2009.  The decrease is a result, of the Company changing its method for estimating its Texas gross margin tax accrual as a result of access to improved data inputs used in estimating the tax accrual.  The Company realized no federal tax benefit from the deferred tax asset resulting from net operating losses carryforward as the deferred tax asset is fully reserved.

Net Income (Loss):

The Company had net income of approximately $1.8 million for the three months ended October 31, 2010, as compared to a net loss of approximately $5.6 million for the three months ended October 31, 2009.  Although the Company experienced an increase in revenues and improvement in gross margin, the increase in net income is attributable non-cash unrealized gains recognized on fair valuing the Company’s outstanding liability warrants.

Earnings (Loss) per Common Share:

Basic earnings and (loss) per common share amounted to $0.03 and ($0.10) for the three months ended October 31, 2010 and 2009, respectively.  Diluted earnings and (loss) per common share amounted to $0.02 and ($0.10) for the three months ended October 31, 2010 and 2009, respectively. The aforementioned factors contributed to the increased net income and earnings per share.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of October 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the three months period ended October 31, 2010 to the corresponding prior period:

	October 31, 2010	October 31, 2009

Net cash used in operating activities	$(1,289,909)	$(1,175,627)
Net cash used in investing activities	1,697,021	(770,000)
Net cash provided by financing activities	(75,076)	1,406,782

Net increase(decrease) in cash	$332,036	$(538,845)

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

As of October 31, 2010:

Current	$80,106
2012	106,808
Thereafter	-
$186,914

Since its inception, the Company has met its capital needs principally through sale of its equity securities and the issuance of debt.  These costs and expenses included operating expenses, such as salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above.  At October 31, 2010, the Company had negative working capital of approximately $61 thousand, an accumulated deficit of approximately $19.4 million and negative cash flows from operating activities of approximately $1.3 million. Since its inception, the Company has used approximately $7.6 million in operations.

We believe that without significant equity and debt investment from outside sources, the Company will not be able to sustain its current planned operations for the next 12 months.  During fiscal 2010, the Company has raised from a shareholder $5.3 million of equity funding.  In order to raise capital, the Company may sell additional equity or issued additional convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.   Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution.  The Company has approximately $1.9  million of outstanding notes payable as of October 31, 2010.  These issues raise substantial doubt about our ability to continue as a going concern for a reasonable period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Presently, our disclosure controls and procedures are not designed adequately to provide reasonable assurance that such information is accumulated and communicated to our management.  This conclusion was based on the material weaknesses identified with regard to internal controls over financial reporting, as described in the Company’s Annual Report for the year ended July 31, 2010.

There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of October 31, 2010, there were no material changes in the Company’s legal proceedings as previously disclosed in the Company’s 2010 Annual Report.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Item 5. Other Information.

None

Item 6. Exhibits

(a) Exhibits:

10.1
Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations by and between the Company and OmniReliant Holdings, Inc., dated December 2, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2010).

10.2
Security Agreement between the Company and OmniReliant Holdings, Inc. dated December 2, 2010 (incorporated by reference to Exhibit10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2010).

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

Dated: December 20, 2010	/s/ Jay Shafer
Jay Shafer
Co-Chief Executive Officer

Dated: December 20, 2010	/s/ Jason Post
Jason Post
Chief Financial Officer

EXHIBIT INDEX

10.1
Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations by and between the Company and OmniReliant Holdings, Inc., dated December 2, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2010).

10.2
Security Agreement between the Company and OmniReliant Holdings, Inc. dated December 2, 2010 (incorporated by reference to Exhibit10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2010).

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