Form 10-Q
period 2011-01-31
Zurvita Holdings, Inc.
filed 2011-03-17
CIK 1408950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011

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
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 17, 2011:
61,498,713 shares of common stock, par value $0.0001

ZURVITA HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	January 31, 2011	July 31, 2010
ASSETS
Current assets
Cash	$16,305	$289,442
Marketable securities (at fair value)	320,000	480,000
Note receivable - related party	-	1,702,000
Accounts receivable	154,245	137,123
Agent advanced compensation	-	448,553
Deferred expenses	33,073	127,351
Other assets	191,983	41,173
Total current assets	715,606	3,225,642

Property, plant and equipment (net)	80,455	94,965

Merchant account deposit	115,333	115,333
Total assets	$911,394	$3,435,940

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$346,973	$249,762
Accounts payable - related party	140,139	127,733
Notes payable - current	181,305	284,967
Accrued expenses	254,572	332,217
Deferred revenue	375,123	808,957
Deferred compensation - related party	97,546	110,238
Income tax payable	5,300	2,628
Total current liabilities	1,400,958	1,916,502

Notes payable - long term	1,797,295	1,639,268
Fair value of share conversion feature	-	462,013
Fair value of warrants	462,000	6,370,000
Total liabilities	3,660,253	10,387,783

Redeemable preferred stock	4,550,747	4,550,747

Stockholders' deficit
Common stock ($.0001 par value, 300,000,000 shares authorized; 69,498,713 and 69,497,713 shares issued and 61,498,713 and 61,497,713 shares outstanding as of January 31, 2011 and July 31, 2010, respectively)	6,950	6,950
Treasury stock	(210,000)	(210,000)
Additional paid-in capital	10,241,459	9,978,738
Accumulated deficit	(17,338,015)	(21,278,278)
Total stockholders' deficit	(7,299,606)	(11,502,590)

Total liabilities, redeemable preferred stock and stockholders' deficit	$911,394	$3,435,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	January 31,			January 31,
	2011	2010		2011	2010
REVENUES
Administrative websites	$389,633		$513,770	$851,362		$998,135
Advertising sales	212,882		251,819	454,156		255,591
Commissions	165,535		95,521	276,626		156,841
Marketing fees and materials	235,704		555,105	584,931		951,227
Membership fees	131,912		236,696	281,378		539,751
Total revenues	1,135,666		1,652,910	2,448,453		2,901,545

COST OF SALES
Benefit and service cost	309,477		352,952	622,401		630,246
Sales commissions	420,869		719,028	990,226		1,630,876
Total cost of sales	730,346		1,071,980	1,612,627		2,261,122

GROSS PROFIT	405,320		580,930	835,826		640,423

OPERATING EXPENSES
Depreciation	9,531		8,824	19,317		17,276
Office related expenses	134,825		85,575	261,524		168,888
Payroll and employee benefits	507,091		442,390	1,113,943		762,970
Professional fees	202,082		442,723	494,968		748,897
Selling and marketing	424,444		838,693	932,830		1,490,807
Travel	37,476		52,285	117,227		106,033
Total operating expenses	1,315,449		1,870,490	2,939,809		3,294,871

Loss from operations before other income (expense)	(910,129)		(1,289,560)	(2,103,983)		(2,654,448)

OTHER INCOME (EXPENSE)
Gain on change in fair value of share conversion feature	138,764		28,103	462,013		32,295
Gain (loss) on change in fair value of marketable securities	160,000		(400,000)	(160,000)		(530,000)
Gain (loss) on change in fair value of warrants	2,784,000		2,162	5,908,000		(4,039,665)
Interest expense	(84,222)		(79,667)	(167,849)		(108,096)
Interest income	-		-	4,756		-
Total other income (expense)	2,998,542		(449,402)	6,046,920		(4,645,466)

Income (loss) before income taxes	2,088,413		(1,738,962)	3,942,937		(7,299,914)

Income taxes	1,371		10,357	2,673		20,142

Net income (loss)	$2,087,042		$(1,749,319)	$3,940,264		$(7,320,056)

Basic and diluted earnings (loss) per share	$0.03	$	(0.03)	$0.06	$	(0.13)

Basic and diluted weighted average number of common shares outstanding	61,498,713		56,653,792	61,498,713		56,546,896

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	January 31, 2011	January 31, 2010
Cash flows from operating activities
Net income (loss)	$3,940,264	$(7,320,056)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of note payable discount	93,368	52,254
Amortization of deferred marketing costs	-	328,700
Depreciation	19,317	17,276
Share-based compensation	262,220	243,583
Gain on change in fair value of share conversion feature	(462,013)	(32,295)
(Gain) loss on change in fair value of warrants	(5,908,000)	4,039,665
Loss on change in fair value of marketable securities	160,000	530,000
Changes in operating assets and liabilities
Increase in accounts receivable	(17,122)	(56,280)
Decrease in agent advanced compensation	448,553	252,729
Decrease (increase) in deferred expenses	94,279	(294,620)
Increase in other assets	(131,180)	(15,541)
Increase in accounts payable and accrued expenses	99,307	84,234
(Decrease) increase in deferred revenue	(433,834)	270,678
Decrease in deferred compensation related party	(12,692)	-
Net cash used in operating activities	(1,847,533)	(1,899,673)

Cash flows from investing activities
Net proceeds from promissory note recievable	1,702,000	-
Purchase of property and equipment	(4,815)	(6,698)
Purchase of marketable securities	-	(770,000)
Net cash provided by (used in) investing activities	1,697,185	(776,698)

Cash flows from financing activities
Proceeds from borrowings	10,000	-
Proceeds from exercise of warrants	500	-
Proceeds from sale of preferred stock	-	2,000,000
Principal payments made on notes payable	(133,289)	(647,967)
Net cash (used in) provided by financing activities	(122,789)	1,352,033

Net change in cash balance	(273,137)	(1,324,338)

Beginning cash	289,442	1,390,953

Ending cash	$16,305	$66,615

Supplemental disclosure of cash flow information
Cash paid for interest	$8,410	$17,727

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Shares Common Stock	Common Stock	Treasury Stock		Additional Paid-In Capital	Accumulated Deficit		Total Stockholder's Deficit
Balance, July 31, 2010	61,497,713	$6,950	$	(210,000)	$9,978,738	$	(21,278,278)	$	(11,502,590)

Share-based compensation	-	-		-	262,220		-		262,220

Exercise of comon stock warrants	1,000	-		-	500		-		500

Net income available to common stockholders	-	-		-	-		3,940,264		3,940,264

Balance, January 31, 2011	61,498,713	$6,950	$	(210,000)	$10,241,458	$	(17,338,014)	$	(7,299,606)

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

At January 31, 2011, the Company had negative working capital of approximately $685 thousand, an accumulated deficit of approximately $17.3 million and negative cash flows from operating activities of approximately $1.8 million. Since the date of inception, the Company has used approximately $8.2 million in operations.

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

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $33 thousand and $143 thousand for the three months ended January 31, 2011 and 2010, respectively, and $83 thousand and $171 thousand for the six months ended January 31, 2011 and 2010, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimates for an allowance for refunds and chargebacks totaled approximately $10 thousand and $14 thousand is included in accrued expenses in the accompanying condensed consolidated balance sheets as of January 31, 2011 and July 31, 2010, respectively.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  At January 31, 2011 and July 31, 2010, no allowance was recorded.

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

Earnings Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net income (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic loss per share when the issuance of the shares is no longer contingent.  For the three and six months ended January 31, 2011, securities that could potentially dilute earnings per share in the future were not included within the Company’s earnings (loss) per share calculation as their effect would be anti-dilutive.

Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued.

NOTE 3 – NON CASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the three months ended:

	January 31, 2011	January 31, 2010

Embedded conversion feature on note payable issued	$-	$593,426

Financed insurance agreement	19,627	22,031

Accrued interest converted to principal	64,658	30,667

Note payable issued in exchange for marketing services agreement	-	1,406,574

Securities sale proceeds held in escrow	-	1,000,000

NOTE 4 – AGENT ADVANCED COMPENSATION

The Company entered into loan agreements with certain of its independent sales agents which represent advanced compensation.  The agreements have an approximately 2 year term; however, if an agent is still selling for the Company at the maturity date then the note is forgiven.  Therefore, the Company is expensing them over the term of the loan.  The expense is recognized in selling and marketing expenses on the statement of operations as it is not directly related to sales of product or services.  Approximately $259 thousand and $615 thousand of expense was recognized for three and six months ended January 31, 2011, respectively, as compared to $304 thousand and $611 thousand was recognized for three and six months ended January 31, 2010, respectively.  As of January 31, 2011, all notes had matured and were forgiven.  At July 31, 2010, the balance of the loans was approximately $449 thousand.

NOTE 5 – DEFERRED EXPENSES

For sales of subscriptions for which the terms cross reporting periods, the associated commissions paid to the Company’s sales representatives are deferred and amortized over the subscription period.  As of January 31, 2011 and July 31, 2010, the balances of the deferred commissions were approximately $33 thousand and $127 thousand, respectively, and are classified as a current asset.

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following:

	January 31, 2011	July 31, 2010

Related party convertible note payable; face amount $2 million; bearing interest of 6% per annum; secured; principal payment due on October 9, 2012	$1,797,295	$1,639,268

Financing agreement; bearing interest at 5.25% per annum; payable in monthly installments of approximately $2.5 thousand; due through July 2010	13,179	-

Related party Promissory note payable; bearing interest of 15% per annum; unsecured; due on demand	10,000	-

Promissory note payable; bearing interest of 7.5% per annum; unsecured; principal payments due monthly approximately $27 thousand through July 2011	158,126	284,967

Total notes payable	1,978,600	1,924,235

Less current portion	181,305	284,967

Total long-term debt	$1,797,295	$1,639,268

The convertible note’s principal balance is due three years from the date of issuance and convertible at any time at the option the holder at a conversion price of $0.25 per share.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance date was approximately $593 thousand.  The separation of the conversion feature from the note payable resulted in a discount on the note payable and a share conversion liability in the amount of approximately $593 thousand.  The share conversion liability is subject to recurring fair value adjustments each reporting period (see Note 10 - Assets and Liabilities Measured at Fair Value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest expense in the statement of operations.  During the three and six months ended January 31, 2011, total interest expense related to the convertible note payable was approximately $80 thousand and $158 thousand, respectively.   For the three and six months ended January 31, 2010, total interest expense was approximately $65 thousand and $90 thousand, respectively.  Of the interest expense recognized for the six months ended January 31, 2011 and 2010, approximately $65 thousand and $31 thousand, respectively, was elected by the Company to be deferred and added to the principal of the note.

At January 31, 2011, the said note was convertible into approximately 8.7 million shares of common stock worth approximately $433 thousand as of January 31, 2011.

Of the notes payable presented in the preceding table, approximately $181 thousand is classified as current maturities as of January 31, 2011.

The following is a schedule of the future maturity payments required under the Company’s promissory notes payable.

Current	$181,305
2012	2,157,046
2,338,350
Net of discount on convertible note payable	(359,750)
$1,978,600

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following at January 31, 2011 and July 31, 2010:

	January 31, 2011	July 31, 2010
Commissions	$91,479	$173,314
Interest	9,079	7,672
Marketing materials	2,520	37,830
Payroll	60,221	41,549
Professional fees	7,000	2,500
Refund reserve	10,000	14,192
Rent	7,149	8,340
Sales tax payble	25,869	19,004
Unclaimed property	41,255	27,816
Total	$254,572	$332,217

NOTE 8 - DEFERRED REVENUE

Deferred revenue consists of the following at January 31, 2011and July 31, 2010:

	January 31, 2011	July 31, 2010
Advertising sales	$40,029	$80,563
Conferences mad training	26,910	$-
Direct response media	26,439	29,674
Marketing fees	209,764	582,955
Member fees	71,981	115,765
Total	$375,123	$808,957

NOTE 9 – DEFERRED COMPENSATION

Deferred compensation is made up of compensation due to Mark Jarvis, Co-Chief Executive Officer, and a consultant.  These two individuals deferred their compensation in an effort to manage cash flow while the Company undertook several capital intensive initiatives.  As of January 31, 2011 and July 31, 2010, the balance of deferred compensation was approximately $98 thousand and $110 thousand, respectively.

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

Assets and liabilities measured at estimated fair value and their corresponding fair value hierarchy is summarized as follows:

January 31, 2011
Fair Value Measurements at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Total
	(Level 1)	(Level 3)	Fair Value
Marketable securities	$320,000	$-	$320,000
Total Assets	$320,000	$-	$320,000

Share conversion feature	$-	$-	$-
Warrants	$-	$462,000	$462,000
Total liabilities	$-	$462,000	$462,000

July 31, 2010
Fair Value Measurements at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Total
	(Level 1)	(Level 3)	Fair Value
Marketable securities	$480,000	$-	$480,000
Total Assets	$480,000	$-	$480,000

Share conversion feature	$-	$462,013	$462,013
Warrants	$-	$6,370,000	$6,370,000
Total liabilities	$-	$6,832,013	$6,832,013

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

The Company recorded an unrealized gain of $160 thousand and unrealized loss of $160 thousand on its marketable securities for the three and six months ended January 31, 2011, respectively, and  an unrealized loss of $400 thousand and $530 thousand  for the three and six months ended January 31, 2010, respectively.  The gain (loss) has been included in the Statement of Operations caption “Gain (loss) on change in fair value of marketable securities.”

The changes in level 3 liabilities measured at fair value on a recurring basis during the three and six months ended January 31, 2011 and for the year ended July 31, 2010 are summarized as follows:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)

	Balance Beginning of Period	Reclassification of Liability Warrants to Equity	Issuance	(Gain) or Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the three months ended January 31, 2011
Share conversion feature	$138,764	$-	$-	$(138,764)	$-
Warrants	$3,246,000	$-	$-	$(2,784,000)	$462,000

For the six months ended January 31, 2011
Share conversion feature	$462,013	$-	$-	$(462,013)	$-
Warrants	$6,370,000	$-	$-	$(5,908,000)	$462,000

For the Year Ended July 31, 2010
Share conversion feature	$-	$-	$593,426	$(131,413)	$462,013
Warrants	$549,780	$(186,353)	$2,025,993	$3,980,580	$6,370,000

For the three and six months ended January 31, 2011, total unrealized gain of approximately $139 thousand and $462 thousand, respectively are included in earnings in the Statement of Operations caption “Gain on change in fair value of share conversion feature.”  For the three and six months ended January 31, 2011, unrealized gain of $2.8 million and $5.9 million, respectively, are included in earnings in the Statement of Operations caption “Gain (loss) on change in fair value of warrants.”  The $2.8 million and $5.9 million unrealized gains for the three and six months ended January 31, 2011 is a result of a decrease in the share price used in valuing the warrants from $0.24 to $0.05.

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

NOTE 11—REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share.  The following table summarizes the Preferred Stock issuances and number of Preferred Shares outstanding:

		Shares Outstanding at
Preferred Stock	Date of
Issuance	Issuance	January 31, 2011	July 31, 2010
Series A	July 30, 2009	1,750,000	1,750,000
Series B	October 6, 2009	2,000,000	2,000,000
Series C	January 29, 2010	1,000,000	1,000,000
Series C	June 3, 2010	2,300,000	2,300,000
		7,050,000	7,050,000

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

The liquidation value of Series A, Series B and Series C Convertible Preferred Stock was $1.75 million, $2 million and $3.3 million, respectively, as of January 31, 2011.

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

At January 31, 2011, Series A, Series B and Series C Convertible Preferred Stock is convertible into 28 million, 8 million and 13.2 million common shares, respectively.  If the Convertible Preferred Stock had been converted as of January 31, 2011, the aggregate market price of the common shares for Series A, Series B and Series C would have been approximately $1.4 million, $400 thousand, and $660 thousand, respectively.

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

NOTE 12 - COMMON STOCK

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

For the three and six months ended January 31, 2011, approximately $19 thousand and $38 thousand, respectively, of stock-based compensation expense was recognized, as a result of these share issuances. For the three and six months ended January 31, 2010 approximately $57 thousand and $115 thousand, respectively, of stock-based compensation was recognized.

NOTE 13–WARRANTS

During 2009,  Zurvita’s Board of Directors adopted the 2009 Incentive Stock Plan (the 2009 Plan), pursuant to which we reserved for issuance 6 million shares of Zurvita common stock to be used as awards to employees, directors, consultants, and other service providers. The purpose of the 2009 Plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into Zurvita’s development and financial success.  Under the 2009 Plan, Zurvita is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2009 Plan is administered by the Board’s designated Compensation Committee.  As of January 31, 2011, approximately 5 million total options were issued under the 2009 Plan.

The following table summarizes the status of all warrants outstanding and exercisable at January 31, 2011.

Outstanding Warrants

Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	54,125,000	$0.15	5.61
$0.50 to $0.99	100,000	$0.75	4.03
	54,225,000	$0.15	5.60

Exercisable Warrants

Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	52,058,599	$0.15	5.65
$0.50 to $0.99	100,000	$0.75	4.03
	52,158,599	$0.15	5.65

Compensatory Equity Warrants

The following table summarizes the activity for compensatory warrants classified as equity for the six months ended January 31, 2011.

	Compensatory Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractua l Term	Aggregate Intrinsic Value
Outstanding at July 31, 2010	5,795,526	$0.28	3.94	$595,250
Issued	300,000	0.25	-	-
Exercised	(1,000)	0.50	-	-
Cancelled or Expired	(1,069,526)	-	-	-
Outstanding at January 31, 2011	5,025,000	$0.22	4.37	$-
Exercisable at January 31, 2011	2,958,599	$0.23	4.27	$-

There were approximately 1 thousand warrants exercised during the six months ended January 31, 2011 with no associated intrinsic value at the date of exercise.  The total fair value of warrants vested during the six months ended January 31, 2011 was approximately $43 thousand.  The weighted average grant date fair value of warrants granted during the six months ended January 31, 2011 and 2010 was $0 and $0.09, respectively.

A summary of the status of the Company's non-vested compensatory equity warrants as of January 31, 2011, and of the changes during the six months ended January 31, 2011, is presented below.

	Compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2010	2,620,467	$0.16
Issued	300,000	0.25
Exercised	-	-
Expired	-	-
Vested	(854,066)	0.85
Non-vested at January 31, 2011	2,066,401	$0.14

Non-compensatory Liability Warrants

There were approximately 49.2 million non-compensatory warrants outstanding as of January 31, 2011, all of which were classified as liabilities.  These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control or certain exercise prices are not fixed which has the potential to cause a variable number of shares and/or value exchange upon exercise.

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

Assumptions used to determine the fair value of the non-compensatory warrants outstanding at and during the six months ended January 31, 2011 and granted at and during the year ended July 31, 2010 are as follows.

	January 31, 2011	July 31, 2010

Expected dividends	0%	0%
Expected volatility	65%	65%
Risk free interest rate	2.17% - 2.46%	2.01% - 2.29%
Expected life	7 years	5 - 7 years

There were no non-compensatory liability issuances, exercises or expirations during the six months ended January 31, 2011.

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

Amacore had accelerated the vesting conditions of the original award prior to July 31, 2009 and, therefore, no compensation expense is recorded in fiscal 2010.  As of January 31, 2011 there were 800 thousand warrants outstanding and exercisable.  No warrants expired, nor were any warrants exercised or forfeited during the six months ended January 31, 2011 and, therefore, no intrinsic value was realized.  As of January 31, 2011 the weighted average exercise price of warrants granted was $0.60.  The grant date fair value of the warrants granted was $0.43.

Stock-Based Compensation Expense

For the three and six months ended January 31, 2011 and 2010, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, with the Statement of Operations as follows:

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Stock-based compensation:
Payroll and employee benefits	$106,888	$123,141	$262,200	$243,583
Total	$106,888	$123,141	$262,200	$243,583

NOTE 14 - RELATED PARTY TRANSACTIONS

Commissions Paid

There are immediate family members of Mr. Jarvis who operate as Independent Business Owners (“IBO”) who receive leader subsidies and commission compensation which amounted to approximately $5 thousand and $14 thousand, respectively, and approximately $9 thousand and $31 thousand, respectively, for the three and six months ended January 31, 2011, for work in which they performed on behalf of the Company.

Leader subsidies and commission compensation for work performed for the three and six months ended January 31, 2010, were approximately $11 and $24 thousand, respectively, and approximately $21thousand and $73 thousand, respectively.

Interest on Note Payable to Infusion Brands International, Inc. f/k/a OmniReliant Holdings, Inc.

The Company recognized interest expense with respect to the note payable due to Infusion Brands, who is a significant shareholder of the company.  For the three and six months ended January 31, 2011 interest expense was approximately $80 thousand and $158 thousand, respectively, and approximately $65 thousand and $90 thousand for the three and six months ended January 31, 2010, respectively.  Of the interest expense recognized, approximately $94 thousand and $52 relates to the amortization of the discount and approximately $65 thousand and $31 was added to the principal of the note for the six months ended January 31, 2011 and 2010, respectively.

Agreement with Amacore

The Company entered into a Marketing and Sales Agreement on July 31, 2009, pursuant to which Amacore agreed to provide certain services to Zurvita Holdings.  In addition, pursuant to the Agreement, Zurvita shall continue to have the right to benefit from certain agreements which Amacore maintains with product and service providers.  For the six months ended January 31, 2011 and 2010, Zurvita paid Amacore $257 thousand and $176 thousand, respectively, for these services.

The Company entered into an on-demand promissory note issued on August 11, 2010 between the Company and Amacore.  Amacore paid the promissory note in full plus accumulated 6% per annum interest, of approximately $16 thousand, on August 17, 2010.

The Company entered into an on-demand promissory note issued on January 14, 2011 between the Company and Amacore for bridge financing up to $450 thousand plus accumulated 15% per annum interest.  As of January 31, 2011, the Company has received $10 thousand.

NOTE 15- SUBSEQUENT EVENTS

On March 1, 2011, the Company granted and issued a Consultant 100 thousand five-year contractual life options to purchase common stock.  Of the 100 thousand options, 37,500 vest immediately, with the remaining 62,500 vesting quarterly over a two year period and are exercisable at an exercise price of $0.20.

On March 15, 2011, the Company entered into an oral agreement with Vicis Capital Master Fund (“Vicis”) to sell Vicis 1 million shares of its Series C Preferred Stock and Series C Warrants to purchase an aggregate of 4 million shares of the company’s common stock (“Private Placement Securities”). The purchase price of the Private Placement Securities is $1 million, and the funds were received from Vicis on March 16, 2011. However, a Preferred Stock purchase agreement and other related transaction documents (the “Transaction Documents”) are in the process of being negotiated with Vicis and, accordingly, have not been executed at this time.  The Private Placement Securities will be issued to Vicis upon the execution of the Transaction Documents.  The Series C Warrants are exercisable for a term of seven years at an exercise price of $0.25 per share.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through January 31, 2012, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita Holding’s anticipated growth in sales and margins, and our ability to achieve profitability. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions.  One should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company’s control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made.  The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010 filed with the Securities and Exchange Commission on December 7, 2010 (the “2010 Annual Report”), not all of which are known to the Company.  If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements. The Company will update this forward-looking information only to the extent required under applicable securities laws.  Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

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

•
Results of operations – This section provides an analysis of our results of operations comparing the three and six months ended January 31, 2011 and 2010.  This analysis is provided on a consolidated basis.

•	Liquidity and capital resources – This section provides an analysis of our cash flows for the six months ended January 31, 2011 and 2010 as well as a discussion of our liquidity and capital resources.

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

Zurvita has developed business processes to dramatically increase performance success:

Create Leads

Zurvita entered into an Advertising and Marketing Agreement with Infusion Brands International, Inc. f/k/a OmniReliant Holdings, Inc., (“Infusion Brands”), pursuant to which Zurvita agreed to provide placement of advertising for Infusion Brands on its website and Infusion Brands agreed to provide the Company with certain marketing services.  The marketing services to be provided by Infusion Brands include the production of infomercials, video production services, management of call centers, and buying and fulfillment services.

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

Media

The agreement with Infusion Brands brings strength and uniqueness to Zurvita’s overall marketing strategy.  The synergistic relationship brings the strength of television production and national media placement to drive prospects to Zurvita and to fuel interest in Zurvita programs that are distributed as leads to thousands of Consultants.  Infusion Brands offers a host of products that create additional product options for Zurvita.

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

RESULTS OF OPERATIONS

Results of Operations

	For the Three Months Ended January 31			For the Six Months Ended January 31,
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)

Revenues	$1,135,666	$1,652,910	$(517,244)	$2,448,453	$2,901,545	$(453,092)
Cost of Sales	730,346	1,071,980	(341,634)	1,612,627	2,261,122	(648,495)

Gross Profit	405,320	580,930	(175,610)	835,826	640,423	195,403

Operating Expenses	1,315,449	1,870,490	(555,041)	2,939,809	3,294,871	(355,062)
Operating Loss	(910,129)	(1,289,560)	(379,431)	(2,103,983)	(2,654,448)	(550,465)

Other Income (Loss)	2,998,542	(449,402)	3,447,944	6,046,920	(4,645,466)	10,692,386

Income (Loss) Before Income Taxes	2,088,413	(1,738,962)	3,827,375	3,942,937	(7,299,914)	11,242,851

Income Taxes	1,371	10,357	(8,986)	2,673	20,142	(17,469)

Net Income (Loss)	$2,087,042	$(1,749,319)	$3,836,361	$3,940,264	$(7,320,056)	$11,260,320

Basic Earnings (Loss) Per Share	$0.03	$(0.03)		$0.06	$(0.13)

Diluted Earnings (Loss) Per Share	$0.03	$(0.03)		$0.06	$(0.13)

Revenue:

For the three and six months ended January 31, 2011, revenue was approximately $1.1 million and $2.4 million, respectively, as compared to approximately $1.7 million and $2.9 million for the three and six months ended January 31, 2010, respectively, an decrease of approximately $517 thousand and $453 thousand, respectively.

Administrative websites sales and marketing fees were approximately $390 thousand and $236 thousand for the three months ended January 31, 2011, respectively, as compared to approximately $514 thousand and $555 thousand, respectively, for the three months ended January 31, 2010.  For the six months ended January 31, 2010, administrative websites and marketing fees were approximately $851 thousand and $585 thousand, respectively, as compared to $998 thousand and $951 thousand, respectively, for the six months ended January 31, 2010.  The aggregate decrease in administrative website sales and marketing fees was approximately $444 thousand and $513 thousand for the three and six months ended January 31, 2011. The Company’s decline in administrative website revenue and marketing fee revenue for the three and six month periods is due to a decline in recruitment, the number of active consultants, and consultant enrollment fee.  The decline in recruiting and active consultant base was a result of a complicated sales system along with a variety of different product offerings.  During the second quarter, the Company undertook corrective measures by creating a Health & Wellness division that will provide the consultants a singular focus and will create a more streamlined sales process.  The Company is also transitioning its business-to-business products, such as online advertising and commercial energy, to a separate division that will solely focus on a business-to-business direct selling model.

The Company’s advertising sales and commissions relating to energy sales were approximately $378 thousand and $713 thousand for the three and six months, respectively, ended January 31, 2011 as compared to $347 thousand and $412 thousand for the three and six months, respectively, in 2010 comparable periods.  The Company is focusing its efforts and resources on these products and is recruiting consultants based upon the availability these products.  The Company’s membership fees were approximately $132 thousand and approximately $281 for the three and six months ended January 31, 2011, respectively, as compared to approximately $237 thousand and approximately $540 thousand for three and six months ended January 31, 2010, respectively.  However, the decrease in membership revenue is a result of the Company’s efforts focusing on recruiting, advertising and energy sales.

Cost of Sales:

For the three and six months ended January 31, 2011, cost of sales was approximately $730 thousand and $1.6 million, a decrease of approximately $342 thousand and $648 thousand, respectively, from the respective period in 2010.  Cost of sales includes the benefit and service costs associated with the products and services sold and sales commissions paid to consultants.  The decrease in cost of sales is mainly a result of lower revenue and less non-traditional sales incentives used to attract and retain consultants because the Company’s had a greater product offering with increased margins.

As a result, the Company’s cost of sales as a percentage of revenue decreased to 64% and 66% for the three and six months ended January 31, 2011 from 65% and 78% for the three and six months ended January 31, 2010.

Gross Profit:

For the three and six months ended January 31, 2011, gross profit was approximately $405 thousand and $836, respectively, as compared to a gross profit of approximately $581 thousand and $640 thousand for the three and six months ended January 31, 2010, respectively.  For the six months ended January 31, 2011 and 2010, the gross profit percentage increased to 34% from 22%.  The increase in gross profit is due to the focus on selling higher margin products and reducing nontraditional sales compensation practices.

Operating Expenses:

Our operating expenses for the three and six months ended January 31, 2011 were $1.3 million and 2.9 million, respectively, as compared to $1.9 million and $3.3 million for the three and six months ended January 31, 2010.

The table below sets forth components of our operating expenses for the three and six months ended January 31, 2011 compared to the corresponding prior year period:

	Three Months Ended January 31,			Six Months Ended January 31,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)

Depreciation	$9,531	$8,824	$707	$19,317	$17,276	$2,041
Office Related Expenses	134,825	85,575	49,250	261,524	168,888	92,636
Payroll and Benefits	507,091	442,390	64,701	1,113,943	762,970	350,973
Professional Fees	202,082	442,723	(240,641)	494,968	748,897	(253,929)
Selling and Marketing	424,444	838,693	(414,249)	932,830	1,490,807	(557,977)
Travel	37,476	52,285	(14,809)	117,227	106,033	11,194

Total operating expenses	$1,315,449	$1,870,490	$(555,042)	$2,939,809	$3,294,871	$(355,063)

Depreciation expense for the three and six months ended January 31, 2011, was approximately $10 thousand and $19 thousand, respectively, an increase of approximately $707 and $2 thousand over the same prior year periods.  The increase is related to the purchase of computer hardware and other office equipment needed to accommodate the Company’s personnel growth.

Office related costs include rent, insurance, utilities and office maintenance. For the three month period ended January 31, 2011 these costs were approximately $33 thousand, $9 thousand, $14 thousand, and $79 thousand, respectively.   For the six months ended January 31, 2011 these costs were approximately $82 thousand, $21 thousand, $25 thousand and $134 thousand, respectively.  The overall increase of approximately $49 thousand and $93 thousand is due to the increased operations of the Company.

Payroll and related expenses for the three and six months ended January 31, 2011 were approximately $202 thousand and $495 thousand, respectively, an increase of approximately $64 thousand and $351 thousand over the same prior year periods.  For the three months ended January 31, 2011, the increase was as a result of additional customer support.  The six month increase of approximately $351 thousand is related to approximately $82 thousand of share-based compensation, approximately $77 thousand of additional personnel supporting and operating the Company’s ZLinked product and approximately $192 thousand of additional operational personnel.

Professional fees consist of consulting, accounting fees, contract labor and legal costs. For the three month period ended January 31, 2011, these costs were approximately $50 thousand, $78 thousand, $48 thousand and $26 thousand, respectively.  For the six month period ended January 31, 2011, these costs were approximately $114 thousand, $179 thousand, $135 thousand and $66 thousand, respectively.  Significant reductions in consulting and legal expenses were achieved through cost containment efforts despite the increase in accounting fees and contract labor costs, which led to an overall professional fees decrease of approximately $254 thousand.  The increase in accounting fees was due to the Company changing its auditors and the predecessor auditor’s inability to provide consent to the use of their opinion on prior year financial statements which led to a re-audit of the prior year financial statements by the current auditor.  Contract labor costs increased as a result of having to contract certain services to maintain the Zlinked technology.

Selling and marketing expenses for the three and six months ended January 31, 2011 were $424 thousand and $933 thousand, respectively, as compared to $839 thousand and $1.5 million for the three and six months ended January 31, 2010, a decrease of approximately $414 thousand and $558 thousand over the prior reporting period.  The decrease is related to the marketing agreement between the Company and Infusion Brands, a related party, being fully amortized as of July 31, 2010, as well as the full amortization of capitalized agent advanced compensation.

Business travel expenses for the three and six months ended January 31, 2011 were approximately $75 thousand and $117 thousand, respectively, a decrease of $15 thousand and an increase of $11 thousand, as compared to the three and six months ended January 31, 2010.

Other Income (Expense):

Gain on change in fair value of embedded share conversion feature

An embedded share conversion feature exists within a convertible note payable.  The Company has determined the conversion feature to be a derivative instrument and has valued it at fair value at the time of issuance and at each subsequent reporting period.  We recorded an unrealized gain on the conversion feature for the three and six months ended January 31, 2011 of approximately $139 thousand and $462 thousand, respectively, as compared to the unrealized gain for the three and six months ended January 31, 2010 of approximately $28 thousand and $32 thousand, respectively.  These unrealized gains and losses are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 10 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the calculation of change in fair value of this conversion feature.

Gain (loss) on change in fair value of marketable securities

The Company’s marketable securities consist of non-registered common stock. The Company fair values these securities on a recurring basis.  The Company recorded an unrealized gain of $160 thousand and an unrealized loss of $400 thousand for the three months ended January 31, 2011 and 2010, respectively. The Company recorded an unrealized loss of $160 thousand and $530 thousand for the six months ended January 31, 2011 and 2010, respectively.  These unrealized gains and losses are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 10– Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the determination of fair value.

Gain (loss) on change in fair value of warrants

The Company’s liability warrants are recorded at fair value.  Their fair value is subject to remeasurement on a recurring basis.  For the three months ended January 31, 2011 and 2010, the change in fair value of these warrants was approximately a gain of $2.8 million and a gain of $2 thousand, respectively.  For the six months ended January 31, 2011 and 2010, the change in fair value of these warrants was approximately a gain of $5.9 million and a loss of $4.0 million, respectively.  The gain in fair value for the three and six months end January 31, 2011 is a result of the significant decline in share price from $0.24 to $0.05 which is used as an input in fair valuing the warrants.  The loss in fair value for the three and six months ended January 31, 2010 is (1) a result of the 4-to-1 forward share split that occurred on August 11, 2009 that had the effect of increasing the number of outstanding warrants by 21.42 million and (2) using a comparatively higher share price as an input in fair valuing the warrants.  This gain and loss is a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 10 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the determination of fair value.

Interest expense

Interest expense for the three and six months ended January 31, 2011 were approximately $84 thousand and $168 thousand, as compared to $80 thousand and $108 thousand for the three and six months ended January 31, 2010.  The increase in interest expense is a result of accreting the discount recognized on the Company’s $2 million interest bearing convertible note issued on October 9, 2009.  Accretion of $80 thousand and $158 thousand is included within interest expense for the three and six months ended January 31, 2011 respectively. As compared to $73 thousand and $83 thousand included in interest expense for the three and six months ended January 31, 2010, respectively.

Income Taxes:

For the three and six months ended January 31, 2011, the Company estimated approximately $1 thousand  and $3 thousand, respectively, in tax expense as compared to $10 thousand and $20 thousand for the three and six months ended January 31, 2010, respectively.  The decrease is a result of the Company changing its method for estimating its Texas gross margin tax accrual as a result of access to improved data inputs used in estimating the tax accrual.  The Company realized no federal tax benefit from the deferred tax asset resulting from net operating losses carryforward as the deferred tax asset is fully reserved.

Net Income (Loss):

The Company had net income of approximately $2.1 million and $3.9 million for the three and six months ended January 31, 2011, respectively, as compared to a net loss of approximately $1.8 million and $7.3 million for the three and six months ended January 31, 2010, respectively.  The increase in net income is attributable non-cash unrealized gains recognized on fair valuing the Company’s outstanding liability warrants.

Earnings (Loss) per Common Share:

Basic and diluted earnings (loss) per common share amounted to $0.03 and ($0.03) for the three months ended January 31, 2011 and 2010, respectively.    For the six months ended January 31, 2011 and 2010, basic and diluted earnings (loss) per common share amounted to $0.06 and ($0.13), respectively.  The aforementioned factors contributed to the increased net income and earnings per share for the three and six months ended January 31, 2011.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of January 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the six month period ended January 31, 2011 to the corresponding prior period:

	January 31, 2011	January 31, 2010

Net cash used in operating activities	$(1,847,533)	$(1,899,673)
Net cash provided by (used in) investing activities	1,697,185	(776,698)
Net cash (used in) provided by financing activities	(122,789)	1,352,033

Net decrease in cash	$(273,137)	$(1,324,338)

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

As of January 31, 2011:

Current	$53,404
2012	106,808
Thereafter	-
$160,212

Since its inception, the Company has met its capital needs principally through sale of its equity securities and the issuance of debt.  The proceeds from the sale of these securities have been used for the Company’s operating expenses, such as salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above.  At January 31, 2011, the Company had negative working capital of approximately $685 thousand, an accumulated deficit of approximately $17.3 million and negative cash flows from operating activities of approximately $1.8 million. Since its inception, the Company has used approximately $8.2 million in operations.

We believe that without significant equity and debt investment from outside sources, the Company will not be able to sustain its current planned operations for the next 12 months.  During fiscal 2010, the Company has raised from a shareholder $5.3 million of equity funding.  In order to raise capital, the Company may sell additional equity or issued additional convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.   Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution.  The Company has approximately $2.0 million of outstanding notes payable as of January 31, 2011.  These issues raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be a defendant or plaintiff in various legal proceedings arising in the normal course of our business. We are currently not a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. In addition, management is not aware of any known litigation or liabilities involving the operators of our properties that could affect our operations. Should any liabilities incurred in the future, they will be accrued based on management’s best estimate of the potential loss. As such, there is no adverse effect on our consolidated financial position, results of operations or cash flow at this time. Furthermore, Management of the Company does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

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

Dated: March 17, 2011	/s/ Jay Shafer
Jay Shafer
Co-Chief Executive Officer

Dated: March 17, 2011	/s/ Jason Post
Jason Post
Chief Financial Officer

EXHIBIT INDEX

10.1
Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations by and between the Company and OmniReliant Holdings, Inc., dated December 2, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2010).

10.2
Security Agreement between the Company and OmniReliant Holdings, Inc. dated December 2, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2010).

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