Form 10-Q
period 2011-04-30
Zurvita Holdings, Inc.
filed 2011-06-14
CIK 1408950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2011

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
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 13, 2011:
61,498,713 shares of common stock, par value $0.0001

ZURVITA HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	April 30, 2011	July 31, 2010
ASSETS
Current assets
Cash	$118	$289,442
Marketable securities (at fair value)	80,000	480,000
Security sales proceeds receivable	-	1,702,000
Accounts receivable	171,664	137,123
Agent advanced compensation	-	448,553
Deferred expenses	12,951	127,351
Prepaid expenses	233,459	41,173
Total current assets	498,192	3,225,642

Property, plant and equipment (net)	77,066	94,965

Merchant account deposit	115,333	115,333
Total assets	$690,591	$3,435,940

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$240,393	$249,762
Accounts payable - related party	195,316	127,733
Advanced security proceeds	1,000,000	-
Notes payable - current	194,764	284,967
Accrued expenses	296,944	332,217
Deferred revenue	199,153	808,957
Deferred compensation - related party	97,546	110,238
Income tax payable	5,749	2,628
Total current liabilities	2,229,865	1,916,502

Notes payable - long term	1,878,427	1,639,268
Fair value of share conversion feature	-	462,013
Fair value of warrants	307,600	6,370,000
Total liabilities	4,415,892	10,387,783

Redeemable preferred stock	4,550,747	4,550,747

Stockholders' deficit
Common stock ($.0001 par value, 300,000,000 shares authorized; 69,498,713 and 69,497,713 shares issued and 61,498,713 and 61,497,713 shares outstanding as of April 31, 2011 and July 31, 2010, respectively)	6,950	6,950
Treasury stock	(210,000)	(210,000)
Additional paid-in capital	10,322,450	9,978,738
Accumulated deficit	(18,395,448)	(21,278,278)
Total stockholders' deficit	(8,276,048)	(11,502,590)

Total liabilities, redeemable preferred stock and stockholders' deficit	$690,591	$3,435,940

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	April 30, 2011			April 30,
	2011		2010	2011	2010
REVENUES
Administrative websites		$230,265	$519,514	$1,081,627		$1,517,649
Advertising sales		137,074	342,145	591,229		597,736
Commissions		91,972	127,123	368,598		283,964
Consumable products		463,617	-	490,385		-
Marketing fees and materials		191,512	501,538	749,675		1,452,765
Membership fees		100,201	216,596	381,580		756,347
Total revenues		1,214,641	1,706,916	3,663,094		4,608,461

COST OF SALES
Benefit and service cost		264,513	409,333	886,914		1,039,579
Consumable product manufacturing costs		126,895	-	126,895		-
Sales commissions		475,042	711,061	1,465,268		2,341,937
Total cost of sales		866,450	1,120,394	2,479,077		3,381,516

GROSS PROFIT		348,191	586,522	1,184,017		1,226,945

OPERATING EXPENSES
Depreciation		8,772	9,011	28,089		26,287
Office related expenses		144,752	115,872	406,277		284,760
Payroll and employee benefits		575,646	435,568	1,689,589		1,198,538
Professional fees		168,413	253,413	663,381		1,002,310
Selling and marketing		291,160	711,010	1,223,990		2,201,817
Travel		55,462	34,624	172,688		140,657
Total operating expenses		1,244,205	1,559,498	4,184,014		4,854,369

Loss from operations before other expenses income		(896,014)	(972,976)	(2,999,997)		(3,627,424)

OTHER INCOME (EXPENSE)
Gain on change in fair value of share conversion feature		-	139,190	462,013		171,485
Gain (loss) on change in fair value of warrants		154,400	948,435	6,062,400		(3,091,230)
Gain (loss) on extinguishment of debt		13,000	(50,000)	13,000		(50,000)
Interest expense		(88,372)	(82,405)	(256,221)		(190,501)
Interest income		-	-	4,756		-
(Loss) gain on change in fair value of marketable securities		(240,000)	400,000	(400,000)		(130,000)
Total other income (expense)		(160,972)	1,355,220	5,885,948		(3,290,246)

(Loss) income before income taxes		(1,056,986)	382,244	2,885,951		(6,917,670)

Income taxes		448	12,287	3,121		32,429

Net (loss) income		$(1,057,434)	$369,957	$2,882,830		$(6,950,099)

Basic (loss) earnings per share	$	(0.02)	$0.01	$0.05	$	(0.12)

Basic weighted average number of common shares outstanding		61,498,713	56,964,734	61,498,713		56,683,117

Diluted (loss) earnings per share	$	(0.02)	$0.00	$0.05	$	(0.12)

Diluted weighted average number of common shares outstanding		61,498,713	104,950,540	61,498,713		56,683,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	April 30, 2011	April 30, 2010
Cash flows from operating activities
Net income (loss)	$2,882,830	$(6,950,099)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Amortization of note payable discount	142,145	95,635
Amortization of deferred marketing costs	-	493,050
Depreciation	28,089	26,287
Share-based compensation	343,212	386,327
Gain on change in fair value of share conversion feature	(462,013)	(171,485)
(Gain) loss on change in fair value of warrants	(6,062,400)	3,091,230
Gain (loss) on extinguishment of debt	(13,000)	50,000
Loss on change in fair value of marketable securities	400,000	130,000
Changes in operating assets and liabilities
Increase in accounts receivable	(34,541)	(69,480)
Decrease in agent advanced compensation	448,553	476,562
Decrease (increase) in deferred expenses	114,401	(148,768)
Increase in prepaid expenses	(172,658)	(46,106)
Increase in accounts payable and accrued expenses	136,076	12,914
(Decrease) increase in deferred revenue	(609,804)	162,949
Decrease (increase) in deferred compensation related party	(12,692)	64,736
Net cash (used in) operating activities	(2,871,802)	(2,396,248)

Cash flows from investing activities
Proceeds from promissory note recievable	1,702,000	-
Purchase of property and equipment	(10,191)	(7,617)
Purchase of marketable securities	-	(770,000)
Net cash provided by (used in) investing activities	1,691,809	(777,617)

Cash flows from financing activities
Advanced security proceeds	1,000,000	-
Proceeds from borrowings	30,000	-
Proceeds from exercise of warrants	500	-
Proceeds from sale of preferred stock	-	3,000,000
Principal payments made on notes payable	(139,831)	(655,310)
Net cash provided by financing activities	890,669	2,344,690

Net change in cash balance	(289,324)	(829,175)

Beginning cash	289,442	1,390,953

Ending cash	$118	$561,778

Supplemental disclosure of cash flow information
Cash paid for interest	$13,750	$17,890

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Shares Common Stock	Common Stock	Treasury Stock		Additional Paid-In Capital	Accumulated Deficit		Total Stockholder's Deficit
Balance, July 31, 2010	61,497,713	$6,950	$	(210,000)	$9,978,738	$	(21,278,278)	$	(11,502,590)

Share-based compensation	-	-		-	343,212		-		343,212

Exercise of comon stock warrants	1,000	-		-	500		-		500

Net income available to common stockholders	-	-		-	-		2,882,830		2,882,830

Balance, April 30, 2011	61,498,713	$6,950	$	(210,000)	$10,322,450	$	(18,395,448)	$	(8,276,048)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Our condensed consolidated financial statements include the accounts of Zurvita Holdings, Inc. (referred to herein as the “Company,” “Zurvita Holdings,” “Zurvita,” “we,” “us” or “our”) and our wholly-owned subsidiary Zurvita, Inc.  Material intercompany transactions and balances have been eliminated upon consolidation.  Zurvita is a direct sales marketing company offering high-quality products and services targeting individuals, families and small businesses.  The Company’s differentiated services feature consumer products and small business solutions offered through a network of independent sales consultants.  Zurvita offers a unique business-to-business strategy with turnkey solutions for commercial energy, advertising, and healthcare services.  The Company also markets numerous low-cost ancillary products, such as legal assistance and restoration services for identity theft and consumer credit.

Management’s Assessment of Liquidity

Since the Company’s inception, the Company has primarily met its operating cash requirements through equity contributions from The Amacore Group, Inc. (Amacore), who was the Company’s sole shareholder prior to July 30, 2009.  Subsequent to July 30, 2009, the Company has sold several series of preferred stock for gross proceeds of $6.8 million to another related party. We are using the proceeds from the sale of preferred stock to subsidize the Company’s operations as the Company’s revenues and operating cash flows are not currently sufficient to support the Company’s current operations.

At April 30, 2011, the Company had negative working capital of approximately $1.7 million, an accumulated deficit of approximately $18.3 million and negative cash flows from operating activities of approximately $2.9 million. Since the date of inception, the Company has used approximately $9.2 million in operations.

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

Consumable Products

The company markets a nutritional drink called “Zeal”.  Revenue from the sale of this consumable product is recognized upon shipment of the product.

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

Refunds and Chargebacks

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $24 thousand and $144 thousand for the three months ended April 30, 2011 and 2010, respectively, and $108 thousand and $316 thousand for the nine months ended April 30, 2011and 2010, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimates for an allowance for refunds and chargebacks totaled approximately $10 thousand and $14 thousand is included in accrued expenses in the accompanying condensed consolidated balance sheets as of April 30, 2011 and July 31, 2010, respectively.

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

Use of Estimates

The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for sales refunds and chargebacks, capitalization of certain assets, depreciable/amortizable lives, impairment of long-lived assets, determination of amount of allowance for doubtful accounts, the fair value of marketable securities, the expected volatility of common stock, and the fair value of common stock and warrants as well as the allocation of proceeds from the issuance of debt and equity instruments.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  At April 30, 2011 and July 31, 2010, no allowance was recorded.

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

(Loss) Earnings Per Share

Basic (loss) earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted earnings (loss) per share is calculated by dividing the net (loss) income by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect of common stock equivalents, using the treasury stock method. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive.  Contingently issuable shares are included in the computation of basic loss per share when the issuance of the shares is no longer contingent.  For the three and nine months ended April 30, 2011, securities that could potentially dilute earnings per share in the future were not included within the Company’s (loss) earnings per share calculation as their effect would be anti-dilutive.

Recent Accounting Pronouncements

The Company does not believe that there will be any impace from the new standards.

Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued.

NOTE 3 – NON CASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the three months ended:

	April 30, 2011	April 30, 2010

Embedded conversion feature on note payable issued	$-	$593,426

Financed insurance agreement	19,627	22,031

Accrued interest converted to principal	97,014	61,127

Note payable issued in exchange for marketing services agreement	-	1,406,574

Reclassification of warrants from liability to equity	-	63,713

NOTE 4 – AGENT ADVANCED COMPENSATION

The Company entered into loan agreements with certain of its independent sales agents which represent advanced compensation.  The agreements have an approximately 2 year term; however, if an agent is still selling for the Company at the maturity date then the note is forgiven.  Therefore, the Company is expensing them over the term of the loan.  The expense is recognized in selling and marketing expenses on the statement of operations as it is not directly related to sales of product or services.  Approximately $61 thousand and $676 thousand of expense was recognized for three and nine months ended April 30, 2011, respectively, as compared to $306 thousand and $837 thousand was recognized for three and nine months ended April 30, 2010, respectively.  As of April 30, 2011, all notes had matured and were forgiven.  At July 31, 2010, the balance of the loans was approximately $449 thousand.

NOTE 5 – DEFERRED EXPENSES

For sales of subscriptions for which the terms cross reporting periods, the associated commissions paid to the Company’s sales representatives are deferred and amortized over the subscription period.  As of April 30, 2011 and July 31, 2010, the balances of the deferred commissions were approximately $13 thousand and $127 thousand, respectively, and are classified as a current asset.

NOTE 6 – NOTES PAYABLE

Notes payable consist of the following:

	April 30, 2011	July 31, 2010

Related party convertible note payable; face amount $2 million; bearing interest of 6% per annum; secured; principal payment due on October 9, 2012	$1,878,427	$1,639,268

Financing agreement; bearing interest at 5.25% per annum; payable in monthly installments of approximately $2.5 thousand due through July 2011	6,637	-

Related party Promissory note payable; bearing interest of 15% per annum; unsecured; due on demand	30,000	-

Promissory note payable; bearing interest of 7.5% per annum; unsecured; principal payments due monthly approximately $27 thousand through July 2011	158,127	284,967

Total notes payable	2,073,191	1,924,235

Less current portion	194,764	284,967

Total long-term debt	$1,878,427	$1,639,268

The convertible note’s principal balance is due three years from the date of issuance and convertible at any time at the option of the holder at a conversion price of $0.25 per share.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance date was approximately $593 thousand.  The separation of the conversion feature from the note payable resulted in a discount on the note payable and a share conversion liability in the amount of approximately $593 thousand.  The share conversion liability is subject to recurring fair value adjustments each reporting period (see Note 10 - Assets and Liabilities Measured at Fair Value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest expense in the statement of operations.  During the three and nine months ended April 30, 2011, total interest expense related to the convertible note payable was approximately $81 thousand and $239 thousand, respectively.   For the three and nine months ended April 30, 2010, total interest expense was approximately $74 thousand and $164 thousand, respectively.  Of the interest expense recognized for the nine months ended April 30, 2011 and 2010, approximately $97 thousand and $61 thousand, respectively, was elected by the Company to be deferred and added to the principal of the note.

At April 30, 2011, the said note was convertible into approximately 8.8 million shares of common stock with a market value of approximately $264 thousand as of April 30, 2011.

The following is a schedule of the future maturity payments required under the Company’s promissory notes payable.

Current	$194,764
2012	2,189,401
2,384,165
Net of discount on convertible note payable	(310,974)
$2,073,191

Of the notes payable, approximately $195 thousand is classified as current maturities as of April 30, 2011.

NOTE 7 - ACCRUED EXPENSES

Accrued expenses consist of the following at April 30, 2011 and July 31, 2010:

	April 30, 2011	July 31, 2010
Commissions	$120,476	$173,314
Interest	10,989	7,672
Marketing materials	1,674	37,830
Payroll	72,023	41,549
Professional fees	10,000	2,500
Refund reserve	10,000	14,192
Rent	5,957	8,340
Sales tax payble	24,570	19,004
Unclaimed property	41,255	27,816
Total	$296,944	$332,217

NOTE 8 - DEFERRED REVENUE

Deferred revenue consists of the following at April 30, 2011 and July 31, 2010:

	April 30, 2011	July 31, 2010
Advertising sales	$36,290	$80,563
Consumable products	6,825	-
Conferences and training	1,660	-
Direct response media	26,439	29,674
Marketing fees	77,869	582,955
Member fees	50,070	115,765
Total	$199,153	$808,957

NOTE 9 – DEFERRED COMPENSATION

Deferred compensation is made up of compensation due to Mark Jarvis, Co-Chief Executive Officer, and a consultant.  These two individuals deferred their compensation in an effort to manage cash flow while the Company undertook several capital intensive initiatives.  As of April 30, 2011 and July 31, 2010, the balance of deferred compensation was approximately $98 thousand and $110 thousand, respectively.

NOTE 10 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Financial instruments which are measured at estimated fair value on a recurring basis in the consolidated financial statements include marketable securities, non-compensatory warrants and an embedded share conversion feature.  The fair value of the marketable securities was determined by the market price as quoted on the OTC.  The fair value of the warrants and share conversion feature was determined by an independent expert valuation specialist using the Black-Scholes Option Pricing Model.

Assets and liabilities measured at estimated fair value and their corresponding fair value hierarchy is summarized as follows:

April 30, 2011 Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)		Total Fair Value

Marketable securities	$80,000	$	- $ 80,000
Total Assets	$80,000		$-	$80,000

Share conversion feature	$-		$-	$-
Warrants	$-		$307,600	$307,600
Total liabilities	$-		$307,600	$307,600

	July 31, 2010 Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Marketable securities	$480,000	$-	$480,000
Total Assets	$480,000	$-	$480,000

Share conversion feature	$-	$462,013	$462,013
Warrants	$-	$6,370,000	$6,370,000
Total liabilities	$-	$6,832,013	$6,832,013

The Company has categorized its assets and liabilities measured at fair value into the three-level fair value hierarchy, as defined in Note 2, based upon the priority of inputs to respective valuation techniques.  Assets included in the level 1 of the fair value hierarchy include marketable securities which are fair valued on a recurring basis using quoted market prices.  Liabilities included within level 3 of the fair value hierarchy presented in the preceding table include noncompensatory warrants and a share conversion feature.  The valuation methodology for liabilities within level 3 uses a combination of observable and unobservable inputs in calculating fair value.

The Company recorded an unrealized loss of $240 thousand and $400 thousand on its marketable securities for the three and nine months ended April 30, 2011, respectively, and  an unrealized gain of $400 thousand and unrealized loss of $130 thousand  for the three and nine months ended April 30, 2010, respectively.  These losses and gains have been included in the Statement of Operations caption “(Loss) gain on change in fair value of marketable securities.”

The changes in level 3 liabilities measured at fair value on a recurring basis during the three and nine months ended April 30, 2011 and for the year ended July 31, 2010 are summarized as follows:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)

	Balance Beginning of Period	Reclassification of Liability Warrants to Equity	Issuance	(Gain) or Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the three months ended April 30, 2011
Share conversion feature	$-	$-	$-	$-	$-
Warrants	$462,000	$-	$-	$(154,400)	$307,600

For the nine months ended April 30, 2011
Share conversion feature	$462,013	$-	$-	$(462,013)	$-
Warrants	$6,370,000	$-	$-	$(6,062,400)	$307,600

For the Year Ended July 31, 2010
Share conversion feature	$-	$-	$593,426	$(131,413)	$462,013
Warrants	$549,780	$(186,353)	$2,025,993	$3,980,580	$6,370,000

For the three and nine months ended April 30, 2011, an  unrealized gain of approximately $0 and $462 thousand, respectively, is included in earnings within the Statement of Operations caption “Gain on change in fair value of share conversion feature.”  For the three and nine months ended April 30, 2011, an unrealized gain of $154 thousand and $6.1 million, respectively, is included in earnings within the Statement of Operations caption “Gain (loss) on change in fair value of warrants.”  The unrealized gains from the change in the fair value of warrants is a result of a decrease in the Company’s  share price from $0.24 to $0.04 which is used as an input  in the share price used in valuing the warrants.

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

NOTE 11—REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share.  The following table summarizes the Preferred Stock issuances and number of Preferred Shares outstanding:

		Shares Outstanding at
Preferred Stock	Date of
Issuance	Issuance	April 30, 2011	July 31, 2010
Series A	July 30, 2009	1,750,000	1,750,000
Series B	October 6, 2009	2,000,000	2,000,000
Series C	January 29, 2010	1,000,000	1,000,000
Series C	June 3, 2010	2,300,000	2,300,000
		7,050,000	7,050,000

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

The liquidation value of Series A, Series B and Series C Convertible Preferred Stock was $1.75 million, $2 million and $3.3 million, respectively, as of April 30, 2011.

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

At April 30, 2011, Series A, Series B and Series C Convertible Preferred Stock is convertible into 28 million, 8 million and 19.2 million common shares, respectively.  If the Convertible Preferred Stock had been converted as of April 30, 2011, the aggregate market price of the common shares for Series A, Series B and Series C would have been approximately $1.1 million, $320 thousand, and $528 thousand, respectively.

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

On July 30, 2009, the Company granted Mr. Jarvis 1.8 million shares of common stock, to be held in escrow, in connection with the execution of an employment agreement.  These shares will be issued to Mr. Jarvis in accordance with the vesting period or upon completion of certain performance measures.  Due to the forward stock split, the amount of shares was increased to 7.2 million shares of common stock.  The shares are subject to a vesting period in which 3.6 million shares vest on July 30, 2010 and July 30, 2011, respectively.  The grant date fair value was approximately $306 thousand.

For the three and nine months ended April 30, 2011, approximately $19 thousand and $57 thousand, respectively, of stock-based compensation expense was recognized, as a result of these share issuances. For the three and nine months ended April 30, 2010 approximately $57 thousand and $172 thousand, respectively, of stock-based compensation was recognized.

NOTE 13–WARRANTS

During 2009,  Zurvita’s Board of Directors adopted the 2009 Incentive Stock Plan (the 2009 Plan), pursuant to which we reserved for issuance 6 million shares of Zurvita common stock to be used as awards to employees, directors, consultants, and other service providers. The purpose of the 2009 Plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into Zurvita’s development and financial success.  Under the 2009 Plan, Zurvita is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2009 Plan is administered by the Board’s designated Compensation Committee.  As of April 30, 2011, approximately 5.2 million total options were issued under the 2009 Plan.

The following table summarizes the status of all warrants outstanding and exercisable at April 30, 2011.

Outstanding Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	54,275,000	$0.15	5.60
$0.50 to $0.99	100,000	$0.75	4.03
	54,375,000	$0.15	5.60

Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	52,552,298	$0.15	5.39
$0.50 to $0.99	100,000	$0.75	3.78
	52,652,298	$0.15	5.39

Compensatory Equity Warrants

During the nine month period ended April 30, 2011, the Company issued compensatory equity warrants to purchase an aggregate of approximately 450 thousand shares of common stock.

Assumptions used to determine the fair value of the compensatory warrants granted during the nine months ended April 30, 2011 and the year ended July 31, 2010 are as follows.

	April 30, 2011	July 31, 2010

Expected dividends	0%	0%
Expected volatility	65%	65%
Risk free interest rate	1.27% - 1.99%	0.22% - 1.65%
Expected life	5 years	6 months to 5 years

The following table summarizes the activity for compensatory warrants classified as equity for the nine months ended April 30, 2011.

	Compensatory Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2010	5,795,526	$0.28	3.94	$593,250
Issued	450,000	0.24	-	-
Exercised	(1,000)	0.50	-	-
Cancelled or Expired	(1,069,526)	-	-	-
Outstanding at April 30, 2011	5,175,000	$0.22	4.14	$-
Exercisable at April 30, 2011	3,452,298	$0.23	4.07	$-

There were approximately 1 thousand warrants exercised during the nine months ended April 30, 2011 with no associated intrinsic value at the date of exercise.  The total fair value of warrants vested during the nine months ended April 30, 2011 was approximately $183 thousand.  The weighted average grant date fair value of warrants granted during the nine months ended April 30, 2011 and 2010 was $0 and $0.04, respectively.

A summary of the status of the Company's non-vested compensatory equity warrants as of April 30, 2011, and of the changes during the nine months ended April 30, 2011, is presented below.

	Compensatory Equity Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2010	2,620,467	$0.16
Issued	450,000	0.24
Exercised	-	-
Expired	-	-
Vested	(1,347,765)	0.29
Non-vested at April 30, 2011	1,722,702	$0.14

Non-compensatory Liability Warrants

There were approximately 55.2 million non-compensatory warrants outstanding as of April 30, 2011, all of which were classified as liabilities.  These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control or certain exercise prices are not fixed which has the potential to cause a variable number of shares and/or value exchange upon exercise.

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

Assumptions used to determine the fair value of the non-compensatory warrants outstanding at and during the nine months ended April 30, 2011 and granted at and during the year ended July 31, 2010 are as follows.

	April 30, 2011	July 31, 2010

Expected dividends	0%	0%
Expected volatility	65%	65%
Risk free interest rate	2.08% - 2.34%	2.01% - 2.29%
Expected life	7 years	5-7 years

There were no non-compensatory liability issuances, exercises or expirations during the nine months ended April 30, 2011.

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

Amacore had accelerated the vesting conditions of the original award prior to July 31, 2009 and, therefore, no compensation expense is recorded in fiscal 2010.  As of April 30, 2011 there were 800 thousand warrants outstanding and exercisable.  No warrants expired, nor were any warrants exercised or forfeited during the nine months ended April 30, 2011 and, therefore, no intrinsic value was realized.  As of April 30, 2011 the weighted average exercise price of warrants granted was $0.60.  The grant date fair value of the warrants granted was $0.43.

Stock-Based Compensation Expense

For the three and nine months ended April 30, 2011 and 2010, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, with the Statement of Operations as follows:

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2011	2010	2011	2010
Stock-based compensation:
Payroll and employee benefits	$80,992	$57,402	$343,212	$237,945
Professional fees	-	28,343	-	28,343
Total	$80,992	$85,745	$343,212	$266,288

NOTE 14 - RELATED PARTY TRANSACTIONS

Commissions Paid

There are immediate family members of Mr. Jarvis who operate as Independent Business Owners (“IBO”) who receive leader subsidies and commission compensation which amounted to approximately $2 thousand and $30 thousand, respectively, and approximately $11 thousand and $61 thousand, respectively, for the three and nine months ended April 30, 2011, for work in which they performed on behalf of the Company.

Leader subsidies and commission compensation for work performed for the three and nine months ended April 30, 2010, were approximately $9 and $19 thousand, respectively, and approximately $32 thousand and $92 thousand, respectively.

Interest on Note Payable to Infusion Brands International, Inc. f/k/a OmniReliant Holdings, Inc.

The Company recognized interest expense with respect to the note payable due to Infusion Brands, who is a significant shareholder of the company.  For the three and nine months ended April 30, 2011 interest expense was approximately $81 thousand and $239 thousand, respectively, and approximately $74 thousand and $164 thousand for the three and nine months ended April 30, 2010, respectively.  Of the interest expense recognized, approximately $126 thousand and $96 thousand relates to the amortization of the discount and approximately $97 thousand and $61 was added to the principal of the note for the nine months ended April 30, 2011 and 2010, respectively.

Agreement with Amacore

The Company entered into a Marketing and Sales Agreement on July 31, 2009, pursuant to which Amacore agreed to provide certain services to Zurvita.  In addition, pursuant to the Agreement, Zurvita shall continue to have the right to benefit from certain agreements which Amacore maintains with product and service providers.  For the three and nine months ended April 30, 2011, Zurvita paid Amacore $135 thousand and $395 thousand, respectively, for these services, as compared to $89 thousand and $362 thousand for the same periods.

The Company entered into an on-demand promissory note issued on August 11, 2010 between the Company and Amacore.  Amacore paid the promissory note in full plus accumulated 6% per annum interest, of approximately $16 thousand, on August 17, 2010.

The Company entered into an on-demand promissory note issued on January 14, 2011 between the Company and Amacore.  Zurvita paid the promissory note in full plus accumulated 15% interest, of approximately $5 thousand, on March 16, 2011.

The Company entered into an on-demand promissory note issued on April 29, 2011 between the Company and Amacore for $30 thousand plus accumulated 15% per annum interest.  As of April 30, 2011 the Company has paid nothing.

NOTE 15- SUBSEQUENT EVENTS

On June 9, 2011, the Company entered into a Securities Purchase Agreement with an accredited investor (the “Purchase Agreement”),  pursuant to which the Company issued and sold 1.5 million shares of its Series C Convertible Preferred Stock (the “Series C Preferred Stock”) and Series C Common Stock Purchase Warrants to purchase an aggregate of 6 million shares of the Company’s common stock (the “Series C Warrants” and, together with the Series C Preferred Stock, the “Private Placement Securities”).

On June 9, 2011, the Company filed the Second Amended and Restated Series C Convertible Preferred Stock Certificate of Designation to increase the number of shares designated as such from 3.3 million shares to 4.8 million shares.

Pursuant to the Purchase agreement, the aggregate purchase price for the Private Placement Securities was $1.5 million (the “Purchase Price”), which Purchase Price was previously advanced to the Company.  On March 16, 2011, the Company received $1 million of the Purchase Price.  On May 3, 2011, the Company received $500 thousand of the Purchase Price.

The Company has accounted for this subsequent event as a material transaction requiring the modification of the balance sheet as of April 30, 2011.   The proceeds received on March 16, 2011 were recorded as a current liability and presented as Advanced Security Proceeds in the current liability section.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through April 30, 2012, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita Holdings. Inc. (referred to herein as the “Company,” “Zurvita Holdings,” “Zurvita,” “we,” “us” or “our”) anticipated growth in sales and margins, and our ability to achieve profitability. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions.  One should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company’s control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made.  The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended July 31, 2010 filed with the Securities and Exchange Commission on December 7, 2010 (the “2010 Annual Report”), not all of which are known to the Company.  If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements. The Company will update this forward-looking information only to the extent required under applicable securities laws.  Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

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

•
Results of operations – This section provides an analysis of our results of operations comparing the three and nine months ended April 30, 2011 and 2010.  This analysis is provided on a consolidated basis.

•	Liquidity and capital resources – This section provides an analysis of our cash flows for the nine months ended April 30, 2011 and 2010 as well as a discussion of our liquidity and capital resources.

Overview

Description of Business

Zurvita is a direct sales marketing company offering high-quality products and services targeting individuals, families and small businesses.  The Company’s differentiated services feature consumer products and small business solutions offered through a network of independent sales consultants.  Zurvita offers a unique business-to-business strategy with turnkey solutions for commercial energy, advertising and healthcare services.  Zurvita also markets numerous low-cost ancillary products, such as legal assistance and restoration services for identity theft and consumer credit.

Business Strategy

Zurvita’s business model embraces a direct sales approach that utilizes the power of network marketing.  The business strategy relies on a marketing sales force that compensates independent business owners (“Consultants”) not only for sales of Company products and services they personally generate, but also for the sales of other Consultants whom they introduced to the business, creating a sales organization of Consultants and a hierarchy of multiple levels of compensation.  The products, services and business opportunities are typically marketed directly to potential business partners, consumers and small businesses by means of referrals, national advertising, video promotions, conferences, the Internet, and word-of-mouth marketing.

Consultants become associated with the Company through an independent contractor relationship and receive remuneration for selling products and services and for expanding their network of people doing the same by promoting Zurvita’s business opportunity.

Strategically, Zurvita utilizes service and technology platforms whereby Consultants market products and services that target consumers and small businesses at many levels.  This creates a Consultant sales organization that in turn sponsors other motivated Consultants.  Under the Company’s business model, each independent sales Consultant has an opportunity to make a living on a full-time basis and to obtain long-term financial security by marketing products that have growing demand in the market place and create long-term residual income.

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

Zurvita entered into the growing Health & Wellness industry with its recent launch of “Zeal”, a nutritional drink.  The Company retained an industry formulator to create a proprietary formula that promotes general, long-term health benefits.

Marketing

Zurvita’s marketing strategies open new, innovative marketing and sales avenues for Consultants to build income through expansion of their sales organization and the residual benefits offered through the sale of products and services.  The marketing strategy features unique components beyond the traditional approach indicative of most network marketing companies.

Media

Our agreement with Infusion Brands brings strength and uniqueness to Zurvita’s overall marketing strategy.  The synergistic relationship brings the strength of television production and national media placement to drive prospects to Zurvita and to fuel interest in Zurvita programs that are distributed as leads to thousands of Consultants.  Infusion Brands offers a host of products that create additional product options for Zurvita.

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

RESULTS OF OPERATIONS

Results of Operations

	For the Three Months Ended April 30,			For the Nine Months Ended April 30,
			Increase			Increase
	2011	2010	(Decrease)	2011	2010	(Decrease)

Revenues	$1,214,641	$1,706,916	$(492,275)	$3,663,094	$4,608,461	$(945,367)
Cost of Sales	866,450	1,120,394	(253,944)	2,479,077	3,381,516	(902,439)

Gross Profit	348,191	586,522	(238,331)	1,184,017	1,226,945	(42,928)

Operating Expenses	1,244,205	1,559,498	(315,293)	4,184,014	4,854,369	(670,355)
Operating Loss	(896,014)	(972,976)	(76,962)	(2,999,997)	(3,627,424)	(627,427)

Other Expenses (income)	(160,972)	1,355,220	(1,516,192)	5,885,948	(3,290,246)	9,176,194

(Loss) Income Before Income Taxes	(1,056,986)	382,244	(1,439,230)	2,885,951	(6,917,670)	9,803,621

Income Taxes	448	12,287	(11,839)	3,121	32,429	(29,308)

Net (Loss) Income	$(1,057,434)	$369,957	$(1,427,391)	$2,882,830	$(6,950,099)	$9,832,939

Basic (Loss) Earnings Per Share	$(0.02)	$0.01		$0.05	$(0.12)

Diluted (Loss) Earnings Per Share	$(0.02)	$0.00		$0.05	$(0.12)

Revenue:

For the three and nine months ended April 30, 2011, revenue was approximately $1.2 million and $3.7 million, respectively, as compared to approximately $1.7 million and $4.6 million for the three and nine months ended April 30, 2010, respectively, a decrease of approximately $492 thousand and $945 thousand, respectively.

Administrative websites sales and marketing fees were approximately $230 thousand and $192 thousand for the three months ended April 30, 2011, respectively, as compared to approximately $520 thousand and $502 thousand, respectively, for the three months ended April 30, 2010.  For the nine months ended April 30, 2011, administrative websites and marketing fees were approximately $1.1 million and $750 thousand, respectively, as compared to $1.5 million and $1.5 million, respectively, for the nine months ended April 30, 2010.  The aggregate decrease in administrative website sales and marketing fees was approximately $599 thousand and $1.2 million for the three and nine months ended April 30, 2011.  The decrease in administrative website sales and marketing fees is a result of a reduction in Consultants joining the Company and attrition of the existing Consultant base during the three and nine months ended April 30, 2011 as compared to April 30, 2010.  The Company’s lack of a broad based-product and certain product issues contributed to the declines.  During the third quarter, the Company formally launched “Zeal”, a nutritional drink, as the Company’s primary network marketing product as it has the potential to appeal to a larger Consultant base and offers a less complicated sales process.  The Company realized $463 thousand and $490 thousand of Zeal revenue for the three and nine months ended April 30, 2011, respectively.

The Company’s advertising sales decreased $205 thousand for the three months ended April 30, 2011.  The advertising sales technology platform had technical shortcomings that led to adverse refund and persistency rates that made selling the product difficult. The Company is addressing these issues by redesigning the ZLinked technology platform to lower operating cost, to allow for more competitive product pricing, and to provide enhanced functions and services that are expected to increase the product’s performance and market value.

The Company was unable to gain entry into the California energy market which caused a significant decrease in overall recruitment.  The Company’s focus on promoting Zeal caused a $35 thousand decrease in energy sales activity for the three months ended April 30, 2011.

The Company has also revised its selling model for its advertising and energy products.  The Company has created several separate professional sales channels outside the network marketing division that focus on selling these business-to-business products..

The Company’s membership fees were approximately $100 thousand and approximately $382 for the three and nine months ended April 30, 2011, respectively, as compared to approximately $217 thousand and approximately $756 thousand for three and nine months ended April 30, 2010, respectively.  The decrease in membership revenue is a result of the Company’s efforts to focus on the sale of advertising, energy and nutritional drink.

Cost of Sales:

Cost of sales includes the benefit and service costs associated with the membership products and services, consumable product manufactured cost and sales commissions paid to consultants. For the three and nine months ended April 30, 2011, cost of sales was approximately $866 thousand and $2.5 million, a decrease of approximately $254 thousand and $902 thousand, respectively, from the respective period in 2010.  The decreases were mostly a result of lower sales commissions due to lower overall revenue.

Gross Profit:

For the three and nine months ended April 30, 2011, gross profit was approximately $348 thousand or 29% and $1.2 million or 32%, respectively, as compared to a gross profit of approximately $587 thousand or 34% and $1.2 million or 27% for the three and nine months ended April 30, 2010, respectively.  The decrease in gross profit for the three month period is due to the decline in total revenues as well as certain promotions offered to kick off the launch of the Company’s new consumable product.  While revenues for the nine month period decreased, the Company was able to achieve a comparable level of gross margin as well as an increase in gross margin percentage.  This was accomplished through the sale of higher margin products and less use of sales incentives.

Operating Expenses:

Our operating expenses for the three and nine months ended April 30, 2011 were $1.2 million and $4.2 million, respectively, as compared to $1.6 million and $4.9 million for the three and nine months ended April 30, 2010.

The table below sets forth components of our operating expenses for the three and nine months ended April 30, 2011 compared to the corresponding prior year period:

	Three Months Ended April 30,			Nine Months Ended April 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)

Depreciation	$8,772	$9,011	$(239)	$28,089	$26,287	$1,802
Office Related Expenses	144,752	115,872	28,880	406,277	284,760	121,517
Payroll and Benefits	575,646	435,568	140,078	1,689,589	1,198,538	491,051
Professional Fees	168,413	253,413	(85,000)	663,381	1,002,310	(338,929)
Selling and Marketing	291,160	711,010	(419,850)	1,223,990	2,201,817	(977,827)
Travel	55,462	34,624	20,838	172,688	140,657	32,031

Total operating expenses	$1,244,205	$1,559,498	$(315,292)	$4,184,014	$4,854,369	$(670,356)

Depreciation expense for the three and nine months ended April 30, 2011, was approximately $9 thousand and $28 thousand, respectively, a decrease of approximately $239 and an increase of $2 thousand over the same prior year periods.   The decrease for the three months ended April 30, 2011 is due to certain computer equipment becoming fully depreciated. The increase is related to the purchase of computer hardware and other office equipment needed to accommodate the Company’s personnel growth.

Office related costs include rent, insurance, utilities and office maintenance. For the three month period ended April 30, 2011 these costs were approximately $28 thousand, $14 thousand, $20 thousand, and $83 thousand, respectively.   For the nine months ended April 30, 2011, these costs were approximately $110 thousand, $35 thousand, $42 thousand and $219 thousand, respectively.  The overall increase of approximately $29 thousand and $122 thousand is directly related to the additional IT services added related to maintaining the Zlinked technology platform.

Payroll and related expenses for the three and nine months ended April 30, 2011 were approximately $576 thousand and $1.7 million, respectively, an increase of approximately $140 thousand and $491 thousand over the same prior year periods.  For the three months ended April 30, 2011, the increase was as a result of additional operations personnel.  The nine month increase of approximately $491 thousand is related to approximately $77 thousand of share-based compensation and approximately $414 thousand is attributable to the hiring of a Vice President of Marketing, as well as transitioning certain Zlinked consultants to full-time employees.

Professional fees consist of consulting, accounting fees, contract labor and legal costs. For the three month period ended April 30, 2011, these costs were approximately $32 thousand, $50 thousand, $44 thousand and $42 thousand, respectively.  For the nine month period ended April 30, 2011, these costs were approximately $146 thousand, $229 thousand, $180 thousand and $108 thousand, respectively.  Significant reductions in consulting and legal expenses were achieved through cost reduction efforts, despite an increase in accounting fees and contract labor costs, led to an overall professional fees decrease of approximately $339 thousand.  The increase in accounting fees was due to the Company changing its auditors and the predecessor auditor’s inability to provide consent to the use of their opinion on prior year financial statements which led to a re-audit of the prior year financial statements by the current auditor.  Contract labor costs increased as a result of having to contract certain services to maintain the Zlinked technology.

Selling and marketing expenses for the three and nine months ended April 30, 2011 were $291 thousand and $1.2 million, respectively, as compared to $711 thousand and $2.2 million for the three and nine months ended April 30, 2010, a decrease of approximately $420 thousand and $978 thousand over the prior period.  The decrease is due to less amortization of deferred costs such as agent advanced compensation and other prepaid marketing costs between the periods.

Business travel expenses for the three and nine months ended April 30, 2011 were approximately $55 thousand and $173 thousand, respectively, an increase of $21 thousand and $32 thousand, as compared to the three and nine months ended April 30, 2010.  The increase in business travel expenses for the three months ended April 30, 2011 is due to the timing of when the Company’s national convention was held.  The increase in business travel expenses for the nine months ended April 30, 2011 is due to the Company’s efforts to conduct more regional meetings to increase Consultant recruitment.

Other Income (Expense):

Gain on change in fair value of embedded share conversion feature

An embedded share conversion feature exists within the Company’s convertible note payable.  The Company has determined the conversion feature to be a derivative instrument and has estimated its at fair value at the time of issuance and at each subsequent reporting period.  We recorded an unrealized gain on the conversion feature for the three and nine months ended April 30, 2011 of approximately $0 and $462 thousand, respectively, as compared to the unrealized gain for the three and nine months ended April 30, 2010 of approximately $139 thousand and $171 thousand, respectively.  These unrealized gains are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 10 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the estimation of the fair value of this conversion feature.

Gain (loss) on change in fair value of warrants

The Company’s liability warrants are recorded at fair value.  Their fair value is subject to remeasurement on a recurring basis.  For the three months ended April 30, 2011 and 2010, the change in fair value of these warrants was approximately a gain of $154 thousand and a gain of $948 thousand, respectively.  For the nine months ended April 30, 2011 and 2010, the change in fair value of these warrants was approximately a gain of $6.1 million and a loss of $3.0 million, respectively.  The gain in fair value for the three and nine months end April 30, 2011 is a result of the significant decline in share price from $0.24 to $0.04 which is used as an input in fair valuing the warrants.  The loss in fair value for the three and nine months ended April 30, 2010 is (1) a result of the 4-to-1 forward share split that occurred on August 11, 2009 that had the effect of increasing the number of outstanding warrants by 21.42 million and (2) using a comparatively higher share price as an input in fair valuing the warrants.  These gains and losses are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 10 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the estimation of the fair value of these warrants.

Interest expense

Interest expense for the three and nine months ended April 30, 2011 were approximately $88 thousand and $256 thousand, as compared to $82 thousand and $190 thousand for the three and nine months ended April 30, 2010.  The increase in interest expense is a result of accreting the discount recognized on the Company’s $2 million interest bearing convertible note issued on October 9, 2009.  Accretion of $81 thousand and $240 thousand is included within interest expense for the three and nine months ended April 30, 2011, respectively, as compared to $74 thousand and $164 thousand of accretion included within interest expense for the three and nine months ended April 30, 2010, respectively.

(Loss) gain on change in fair value of marketable securities

The Company’s marketable securities consist of non-registered common stock. The Company fair values these securities on a recurring basis.  The Company recorded an unrealized loss of $240 thousand and an unrealized gain of $400 thousand for the three months ended April 30, 2011 and 2010, respectively. The Company recorded an unrealized loss of $400 thousand and $130 thousand for the nine months ended April 30, 2011 and 2010, respectively.  These unrealized gains and losses are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 10– Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the determination of fair value for the Company’s marketable securities.

Income Taxes:

For the three and nine months ended April 30, 2011, the Company estimated approximately $448  and $3 thousand, respectively, in tax expense as compared to $12 thousand and $32 thousand for the three and nine months ended April 30, 2010, respectively.  The decrease between the periods is a result of the Company changing its method for estimating its Texas gross margin tax accrual as a result of access to improved data inputs used in estimating the tax accrual.  The Company realized no federal tax benefit from the deferred tax asset resulting from net operating losses carryforward as the deferred tax asset is fully reserved.

Net (Loss) Income:

The Company had net loss of approximately $1.1 million and net income of approximately $2.9 million for the three and nine months ended April 30, 2011, respectively, as compared to a net income of approximately $370 thousand and a net loss of $6.9 million for the three and nine months ended April 30, 2010, respectively.  The decrease in net income for the three months ended April 30, 2011 is attributable to less unrealized gains recognized between the periods on the Company’s liability warrants and marketable securities. The increase in net income for the nine months ended April 30, 2011 is attributable to unrealized gains recognized on Company’s liability warrants.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of April 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the nine month period ended April 30, 2011 to the corresponding prior period:

	April 30, 2011	April 30, 2010

Net cash used in operating activities	$(2,871,802)	$(2,396,248)
Net cash provided by (used in) investing activities	1,691,809	(777,617)
Net cash provided by financing activities	890,669	2,344,690

Net decrease in cash	$(289,324)	$(829,175)

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

As of April 30, 2011:

Current	$26,702
2012	106,808
Thereafter	-
$133,510

Since its inception, the Company has met its capital needs principally through sale of its equity securities and the issuance of debt.  The proceeds from the sale of these securities have been used for the Company’s operating expenses, such as salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above.  At April 30, 2011, the Company had negative working capital of approximately $225 thousand, an accumulated deficit of approximately $18.3 million and negative cash flows from operating activities of approximately $2.9 million. Since its inception, the Company has used approximately $9.2 million in operations.

We believe that without significant equity and debt investment from outside sources, the Company will not be able to sustain its current planned operations for the next 12 months.  During fiscal 2010, the Company has raised from a shareholder $5.3 million of equity funding.  During fiscal 2011, the Company has raised from a shareholder $1.5 million of equity funding.  In order to raise capital, the Company may sell additional equity or issued additional convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.   Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution.  The Company has approximately $2.0 million of outstanding notes payable as of April 30, 2011.  These issues raise substantial doubt about our ability to continue as a going concern for a reasonable period.

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including the allowance for sales refunds and chargebacks, capitalization of certain assets, depreciable/amortizable lives, impairment of long-lived assets, determination of amount of allowance for doubtful accounts, the fair value of marketable securities, the expected volatility of common stock, and the fair value of common stock and warrants as well as the allocation of proceeds from the issuance of debt and equity instruments.  We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. Management believes the policies that fall within this category are the policies on revenue recognition and accounts receivable and other intangible assets, investments, financial and derivative instruments.

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

Consumable Products

The company markets a nutritional drink called “Zeal”.  Revenue from the sale of this consumable product is recognized upon shipment of the product.

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

RECENTLY ADOPTED ACCOUNTING PROUNCEMENTS

The Company does not believe that there will be any impact from the new standards.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of April 30, 2011, there was no material changes in the Company’s legal proceedings as previously disclosed in the Company’s 2010 Annual Report.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Item 5. Other Information.

None.

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

10.3
Securities Purchase Agreement by and between the Company and Vicis Capital Master Fund dated June 9, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2011).

10.4
Second Amended and Restated Series C Convertible Preferred Stock Certificate of Designation, dated June 9, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2011)

10.5
Form of Series C Common Stock Purchase Warrant Certificate between the Company and Vicis Capital Master Fund, dated June 9, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2011).

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

Dated: June 14, 2011	/s/ Jay Shafer
Jay Shafer
Co-Chief Executive Officer

Dated: June 14, 2011	/s/ Jason Post
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

10.3
Securities Purchase Agreement by and between the Company and Vicis Capital Master Fund dated June 9, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2011).

10.4
Second Amended and Restated Series C Convertible Preferred Stock Certificate of Designation, dated June 9, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2011)

10.5
Form of Series C Common Stock Purchase Warrant Certificate between the Company and Vicis Capital Master Fund, dated June 9, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2011).

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