Form 10-K
period 2011-07-31
Zurvita Holdings, Inc.
filed 2011-10-28
CIK 1408950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2011

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 333-145898

ZURVITA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0531863
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

800 Gessner, Suite 110
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates computed by reference to the price at which the common stock was last sold as of July 31, 2011 was $0.04 * 4,958,366 = $198,355.

The number of shares outstanding of each of the issuer’s classes of common stock as of July 31, 2011:  61,498,713 shares of common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE
None.

ZURVITA HOLDINGS HOLDINGS, INC.

FORM 10-K
For the Year Ended July 31, 2011

PART I

Forward-Looking Statements

This Annual Report on Form 10-K may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Generally,  words such as “may,” “will,” “should,” “could,” “would,”  “anticipate,” “expect,”  “believe,” “goal,” “plan,” “intend,” “estimate,” “continue” or the negative of or other variation on these and similar other expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-K and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, our future performance and operating results, our future operating plans, our liquidity and capital resources and our legal proceedings.We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Our consolidated financial statements include the accounts of Zurvita Holdings, Inc. (referred to herein as the “Company,” “Zurvita Holdings,” “we,” “us” or “our”) and our wholly-owned subsidiary Zurvita, Inc. (Zurvita).  Material intercompany transactions and balances have been eliminated upon consolidation.  Zurvita Holdings is a national network marketing company offering high-quality products and services targeting individuals, families and small businesses.  Products are sold through Zurvita’s network of independent sales consultants.

Business History

Red Sun was incorporated in the State of Delaware on June 28, 2007, as a development stage company to engage in the acquisition and exploration of mineral properties.  Red Sun was a shell company.

Zurvita was incorporated in the State of Delaware on January 25, 2008.   Prior to the consummation of a Share Exchange agreement, Zurvita was a wholly-owned subsidiary of The Amacore Group, Inc. (“Amacore”).

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

Consultants become associated with the Company through an independent contractor relationship and receive remuneration for selling products and services and for expanding their network of people doing the same by promoting Zurvita’s business opportunity.  This model provides each independent sales Consultant an opportunity to make a living on a full-time basis and to obtain long-term financial security through creating long-term residual income.

Recently, Zurvita entered into the growing Health & Wellness industry with its recent launch of “Zeal”, a nutritional drink, and will be entering the weight management market with the launch of Zurvita’s Zeal Weight Management Program in late October 2011.

Zurvita has developed business processes to dramatically increase performance success:

Strengthen Brand Recognition

National and regional marketing efforts are administrated to support corporate and “personal” branding initiatives.  Inherent to the network marketing industry is the axiom that people do not follow products or features, but rather the people with whom they relate to on a personal level.  Zurvita not only invests resources to promote its corporate brand, but has developed a technological platform allowing Consultants to build web-based personal branded sites enhancing their position as affiliate marketers of Zurvita programs and services.

Increase Product and Service Offerings

Zurvita continues to explore the marketplace for new products and services that are anticipated by consumers. These are essential consumer and business solutions in large and growing markets. The network marketing industry mandates a state of continuous improvement by offering its Consultants and customers products and services that offer time, value and conveniences at cost competitive prices.

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

Products and Services

Our products consist of membership products and services, non-membership products and services, and consumable health and wellness products. Our products are sold directly to consumers through our network of independent sales Consultants.

Our principal products include the following:

Product	Description	Key Features
Zeal
All-in-one natural nutritional drink.  Synergistic blend of whole food concentrates providing an excellent source of nutrients, antioxidants & vitamins.  Zeal is a proprietary wellness formula that promotes long-term health and wellness.

Stabilized Rice Bran is the main ingredient and  contains  numerous vitamins and minerals as well as containing over 120 antioxidants.  Zeal  also contains a Super Green Food, Moringa Oleifera, which contains 60 separate nutritional elements as well as other whole food concentrates and essential minerals. This all-in-one powdered nutritional drink is  stable and light weight and comes in a grab-n-go single serving bottle.

Zeal Weight Management Program
Using Zeal as the foundation for long term health, Zeal Weight Management Program combines Zeal Protein Shakes, Zeal Burn and Zeal Cleanse to effectively assist the consumer in their efforts to lose weight or maintain a "healthier" weight.

The Zeal Weight Management Program is a complete system that contains an advanced thermogenic formula (Zeal Burn) containing Advantra-Z. It also contains an herbal and probiotic formula (Zeal Cleanse) designed to promote digestive health. A significant part of the program are meal replacement protein shakes with carbohydrate blocking ingredients that help reduce overall caloric intake.

Zlinked
ZLinked provides turn-key advertising solutions for small- and medium-sized businesses to connect with consumers on the Internet, including professionally managed pay-per-click (PPC), search engine optimization (SEO), and organic search result ranking.  Its online search directory actively pushes ads to an internal local advertising network as well as popular 3rd party search engines.

Premiere placement on its own national search directory: zlinked.com. Organic results on high traffic websites. Strategic placement on internal Ad network. 3rd party placement on popular search engines; Google, Ask, Bing, Yahoo. A low cost option in Online Advertising.

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

Employees

As of July 31, 2011, Zurvita Holdings had 18 full-time employees.

Customers

Zurvita’s customers can either be consultants who purchase products or third party consultants.

Competition

The Company operates in the highly competitive business-to-business segment that consists of many different companies ranging from the small sole proprietors to large multi-national domestic and foreign corporations who sell competing products or who are vying for our membership’s consumer spending dollars.  We expect our competition to continually change with the advent of new products and services that contend for our current membership’s discretionary spending dollars or diminish the perceived value of our products and services. There are many competitors who are more established than we are and have greater financial and non-financial resources than we do.

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

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States. Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria.

Insurance

The Company significantly mitigates risk by contracting with other companies who ultimately provide the insurance benefits that are embedded within certain of the products we market.  The Company is not an insurance company, and we do not retain any insurance risk associated with any of the products we sell.

Corporate Information

Zurvita Holdings is a Delaware corporation formed on June 28, 2007.  Zurvita Holdings principal executive offices are located at 800 Gessner Suite 110, Houston, Texas 77024.

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

We have a history of net losses and have an accumulated deficit of approximately $19.8 million, from inception through July 31, 2011.  We have historically generated significant net operating losses and negative operating cash flows.  We believe that without significant equity and/or debt investment from outside sources, we will not be able to sustain our planned operations for the next 12 months.  Such additional capital may not be available to us on acceptable terms or may not be available at all.  You should not rely solely on the public market valuation of the Company and the views of securities analysts and investors for assessing the operational, business and financial success of the Company. Fluctuations in our quarterly operating results or our inability to achieve profitability may cause volatility in the price of our common stock in the public market.

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

Related parties own approximately 92% of our outstanding common stock and approximately 96% of the voting power of all equity securities.  Of the related parties, a significant percentage of the Company’s outstanding securities are controlled by Amacore who owns approximately 61% of our outstanding common stock and 32% of the voting power of all equity securities.  As a result, Amacore’s interests will be significantly represented in certain corporate matters such as the election of the members of our board of directors, appointment of new management and approval of any action requiring stockholder approval.  Amacore’s interest in exercising control over us and our business may conflict with the interests of our other stockholders.  Amacore’s control may also discourage others from acquiring us or from making a significant investment in us.  Related parties collective interest in exercising control over us and our business may conflict with the interests of our other non-related party stockholders.  The significant related party control may also discourage others from acquiring us or from making a significant investment in us.

General economic, financial market and political conditions may materially adversely affect our results of operations and financial conditions.

General economic, financial market and political conditions may have an adverse effect on demand for our services and programs and on our results of operations and financial condition.  Concerns over a double-dip recession, the availability and cost of credit, the declining global mortgage and real estate market, the loss of consumer confidence and reduction in consumer spending, inflation, and other macroeconomic factors could influence demand for our services and programs.  There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key partners, inability of customers to obtain credit to finance purchases of our services and programs, and/or customer insolvencies each of which could adversely affect our results of operations and financial condition.

We currently generate significant revenue through our independent sales consultants.

We derive our revenue through product sales of our independent sales consultants.  In the event we are unable to attract, motivate and retain our independent sales consultants base our business, financial condition and results of operations could be materially and adversely affected as the Company’s revenue is directly tied to the activity levels of its sales consultant base.

We may be unable to fund future growth.

Our business strategy calls for expansion through an increase in our independent sales consultant base and entry into the health and wellness and weight management markets.  We will require significant funding for additional personnel, capital expenditures as well as for working capital purposes. Financing may not be available to us on favorable terms, if at all. If adequate funds are not available on acceptable terms, then we may not be able to meet our business objectives for expansion and profitability which could consequently harm our business, results of operations and financial condition.

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

We depend on third-party vendors to supply certain products and services that we market.  Many of our third-party vendors are independent contractors.  As a result, the quality of service they provide is not entirely within our control.  If any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, or suffer interruptions, delays or quality problems, we may not be able to substitute a comparable third-party vendor on a timely basis or on terms favorable to us.  With respect to our products that contain an insurance benefit, we are dependent on the insurance carriers that underwrite the insurance to obtain appropriate regulatory approvals.  If we are required to use an alternative insurance carrier, it may materially increase the time required to bring an insurance related product to market.  As we are generally obligated to continue providing our products and services to our customers even if we lose a third-party vendor, any disruption in our product offerings could harm our reputation and result in customer dissatisfaction and liability or personal claims.  Replacing existing third-party vendors with more expensive or less quality third-party vendors could decrease our profitability and harm our reputation.

We may incur material product liability or personal injury claims, which could increase our costs and harm our financial condition and operating results.

Our health and wellness and weight management products consist of vitamins, minerals, proteins and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval by the Food and Drug Administration (“FDA”) or other regulatory authorities in the United States or elsewhere.  As a marketer of nutritional and dietary supplements that are ingested by consumers, we may be subjected to various product liability or personal injury claims, including that the products contain contaminants, the products include inadequate instructions to their uses, or the products include inadequate warnings concerning side effects and interactions with other substances.  Some of our products contain ingredients that do not have long histories of human consumption.  Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.  As a marketer of product manufactured by third parties, we may also be liable for product liability claims for products we did not manufacture.  While our agreements with manufacturers require the manufacturer to indemnify us, whether such indemnification is sufficient to cover any product liability claim will depend on the creditworthiness of such manufacturers and the terms of the indemnification.  We may be unable to recover fully from an indemnifying third party manufacturer with respect to a product liability claim.  There can be no assurance that our existing or future products liability insurance coverage will be sufficient to cover any possible product liability risks or that such insurance will continue to be available to us on economically feasible terms.  Any such product liability or personal injury claim could adversely affect our  reputation and consumer confidence in our products, and could have material negative impact on our revenues and expenses and ability to secure adequate insurance coverage.

We are dependent on a single credit card processing and payment collection company.
In the event our credit card processor ceases operations or terminates its agreement with us, there can be no assurance the Company could find and retain a replacement credit card processor on a timely basis, if at all.  This would severely restrict our ability to generate and collect sales.  Any service interruptions, delays or quality problems could result in delays in collecting payments, which could adversely affect our revenue and profitability.

We must comply with Federal and State telephone consumer protection laws.

Federal and State telephone consumer protection laws prohibit deceptive, unfair or abusive practices in telemarketing sales.  Any new legislation further regulating telemarketing practices could adversely affect or limit our operations.

Our network marketing program could be found to be not in compliance with current or newly adopted laws or regulations in one or more markets, which could prevent us from conducting our business in these markets and harm our financial condition and operating results.

Our network marketing program is subject to a number of federal and state regulations administered by the FTC and various state agencies in the United States.  We are subject to the risk that, in one or more markets, our network marketing program could be found not to be in compliance with applicable law or regulations.  Regulations applicable to network marketing organizations generally are directed at preventing fraudulent or deceptive schemes, often referred to as “pyramid” or “chain sales” schemes, by ensuring that product sales ultimately are made to consumers and that advancement within an organization is based on sales of the organization’s products rather than investments in the organization or other non-retail sales-related criteria.  The regulatory requirements concerning network marketing programs do not include “bright line” rules and are inherently fact-based, and thus, we are subject to the risk that these laws or regulations or the enforcement or interpretation of these laws and regulations by governmental agencies or courts can change.  The failure of our network marketing program to comply with current or newly adopted regulations could negatively impact our business in a particular market or in general.

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

Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Exchange Act, and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock may be publicly traded.  These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks.  Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale.  These regulations may have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

The stock markets have experienced significant price and trading volume fluctuations, and the market prices of companies listed on the OTC Markets Group (OTCQX) and the OTC Bulletin Board® (OTCBB) have been volatile in the past and have experienced sharp share price and trading volume changes. The trading price of our common stock is likely to be volatile and could fluctuate widely in response to many of the following factors, some of which are beyond our control:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Zurvita Holdings’s management offices are located at 800 Gessner Suite 110, Houston, TX 77024.  These facilities are leased and consist of approximately 4 thousand square feet.  The lease expires on July 31, 2012.

ITEM 3. LEGAL PROCEEDINGS

From time to time, the Company may become involved in litigation relating to claims arising out of its operations in the normal course of business. We are not involved in any pending legal proceeding or litigation and, to the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party, which would reasonably be likely to have a material adverse effect on the Company.

ITEM 4.  RESERVED

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The common stock of the Company is quoted for trading on the OTC Markets Group (the “OTCQX”) under the symbol “ZRVT.PK” for the year ended July 31, 2011 and was quoted for trading on the OTC Bulletin Board (“OTCBB”) under the symbol “ZRVT.OB” for the year ended July 31, 2010.  Set forth below are the quarterly high and low bid prices for our common stock for the years ended July 31, 2011 and 2010.

2011	High	Low
October 31, 2010	0.40	0.10
January 30, 2011	0.19	0.03
April 30, 2011	0.08	0.02
July 31, 2011	0.05	0.03
2010	High	Low
October 31, 2009	1.49	0.10
January 30, 2010	1.49	0.51
April 30, 2010	1.08	0.11
July 31, 2010	2.00	0.11

Holders

As of July 31, 2011, 61,498,713 shares of our common stock are issued and outstanding and there were 96 stockholders of record.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,175,000	$0.20	825,000
Equity compensation plans not approved by security holders	-	-	-
Total	5,175,000	$0.20	825,000

ITEM 6. SELECT FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to and should be read in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition and results of our operations.  The MD&A is organized as follows:

•	Overview – This section provides a general description of our business and operating segments.

•	Results of operations – This section provides an analysis of our results of operations comparing the year ended July 31, 2011 to 2010.

•	Liquidity and capital resources – This section provides an analysis of our cash flows for the year ended July 31, 2011 and 2010, as well as a discussion of our liquidity and capital resources.

•
Critical accounting policies – This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application.  In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to our audited consolidated financial statements included within Item 8 of Part II of this 2011Annual Report on Form 10K.

Overview

Description of Business

Zurvita Holdings is a national network marketing company offering high-quality products and services targeting individuals, families and small businesses.  The Company’s differentiated services feature consumer products and small business solutions offered through a growing network of independent sales consultants.  Zurvita Holdings offers a unique business-to-business strategy with turnkey solutions for commercial and residential energy, advertising, telecommunications and healthcare services.  The Company also markets numerous low-cost ancillary products, such as legal assistance and restoration services for identity theft and consumer credit.

Results of Operations

	For the Year Ended July 31, 2011	For the Year Ended July 31, 2010	Increase (Decrease)

Revenues	$4,628,534	$6,306,020	$(1,677,486)
Cost of Sales	3,207,153	4,620,780	(1,413,627)

Gross Profit	1,421,381	1,685,240	(263,859)

Operating Expenses	5,568,091	8,768,439	(3,200,348)
Operating Loss	(4,146,710)	(7,083,199)	2,936,489

Other Income (Loss)	5,769,775	(4,448,345)	10,218,120

Income (Loss) Before Income Taxes	1,623,065	(11,531,544)	13,154,609

Income Taxes	4,486	(19,629)	24,115

Net Income (Loss )	$1,618,579	$(11,511,915)	$13,130,494

Basic and Diluted Earnings (Loss) Per Share	$0.03	$(0.20)

Revenue:

For the year ended July 31, 2011, revenue was approximately $4.6 million, as compared to approximately $6.3 million for the year ended July 31, 2010, a decrease of approximately $1.7 million.  Significant decreases in Administrative websites, marketing fees and materials and membership fees contributed to the decrease in overall revenue.  The various components of total revenue are discussed below.

Administrative Websites
Administrative website sales were approximately $1.2 million for the year ended July 31, 2011, as compared to approximately $2.1 million for the year ended July 31, 2010.  The approximate $900 thousand decrease in administrative website sales was result of a reduction in sales consultants joining the Company and attrition of the existing sales consultant base during the year ended July 31, 2011, due to product issues and the lack of products that appealed to the general sales consultant base.

Advertising Sales
The Company’s advertising sales were approximately $703 thousand for the year ended July 31, 2011, as compared to approximately $936 thousand for the year ended July 31, 2010.  The approximate $233 thousand decrease is due to the advertising sales technology platform having technical shortcomings that led to adverse refund and persistency rates that made selling the product difficult.  The Company is addressing these issues by redesigning the ZLinked technology platform to lower operating cost, to allow for more competitive product pricing, and to provide enhanced functions and services that are expected to increase the product’s performance and market value.

Commissions
The Company’s commission revenue for the year ended July 31, 2011, were approximately $450 thousand as compared to approximately $479 thousand for the year ended July 31, 2010.  The approximate $29 thousand decrease is due to run off of the Company’s residential energy block of business.  The Company did not market residential energy during the year ended July 31, 2011. The Company is currently marketing commercial energy in the State of Texas on a limited basis.

Consumable Products
The Company’s commission revenue for the year ended July 31, 2011, were approximately $450 thousand as compared to approximately $479 thousand for the year ended July 31, 2010.  The approximate $29 thousand decrease is due to run off of the Company’s residential energy block of business.  The Company did not market residential energy during the year ended July 31, 2011. The Company is currently marketing commercial energy in the State of Texas on a limited basis.

Marketing Fees and Materials
The Company’s marketing fees and materials revenue for the year ended July 31, 2011, were approximately $836 thousand as compared to approximately $1.9 million for the year ended July 31, 2010.  The approximate $1.1 million decrease is due to several factors: (1) in February 2011, the Company changed how sales consultants join the business by eliminating the marketing fee; and (2) the Company experienced attrition in its active sales consultant base prior to the launch of Zeal as a result of a lack of products that appealed to the general sales consultant base.

Membership Fees
The Company’s membership fees were approximately $446 thousand for the year ended July 31, 2011, as compared to $924 thousand for the year ended July 31, 2010.  The decrease in membership revenue is a result of the Company’s efforts to focus on the sale of advertising, energy, and consumable products as they are higher margin products.

Cost of Sales:

Total cost of sales for the year ended July 31, 2011, was approximately $3.2 million as compared to approximately $4.6 million for the year ended July 31, 2010.  The decrease in overall revenue resulted in less commissions paid to sales consultants as well as product benefit and service cost.  The various components of cost of sales are discussed below.

Benefit and Service Cost

Benefit and service cost represents the direct cost of the membership and subscription products sold such as administrative websites, advertising sales, marketing materials and membership fees.  Benefit and service cost was approximately $1.1 million as compared to approximately $1.6 million.  The decrease is due to less administrative website sales, advertising sales and membership fees.

Consumable Products Manufacturing Cost

Consumable products manufacturing cost represents Zeal’s manufactured cost and the cost of shipping the product to customers.  For the year ended July 31, 2011, this cost of sales component was $200 thousand.  Zeal was launched in February 2011; therefore, there is no such prior year cost.

Sales Commissions

The Company pays its independent sales agents on a commission basis.  Sales commissions for the year ended July 31, 2011, were approximately $1.9 million as compared to approximately $3 million for the year ended July 31, 2010.  The decrease of $1.1 million is a result of less administrative website sales, advertising subscriptions, marketing fees, and membership fees.

Gross Profit Percentage:

For the year ended July 31, 2011, gross profit was approximately $1.4 million or 31%, as compared to approximately $1.7 million or 27% for the year ended July 31, 2010.  Although revenues and gross profit for the year ended July 31, 2011, decreased, the Company was able to achieve an increase in gross profit percentage.  The following factors contributed to the increase in gross profit percentage: (1) The Company’s consumable product has a higher margin than the Company’s legacy products; and (2) the Company used less costly sales incentives.

Operating Expenses:

Our operating expenses for the year ended July 31, 2011 and for the year ended July 31, 2010, were approximately $5.6 million and $8.7 million, respectively.

The table below sets forth components of our operating expenses for year ended July 31, 2011, compared to the corresponding prior year period:

	For the Year Ended July 31, 2011	For the Year Ended July 31, 2010	Increase (Decrease)

Depreciation	$37,254	$35,555	$1,699
Impairment loss on marketing agreement	-	2,000,000	(2,000,000)
Office related expenses	543,713	412,587	131,126
Payroll and benefits	2,231,322	1,887,185	344,137
Professional fees	880,835	1,276,437	(395,602)
Selling and marketing	1,668,545	2,949,708	(1,281,163)
Travel	206,422	206,967	(545)

Total operating expenses	$5,568,091	$8,768,439	$(3,200,348)

Depreciation expense for the year ended July 31, 2011, was approximately $37 thousand, an increase of approximately $1.7 thousand over the same prior year period.  The increase is related to the purchase of computer hardware and other office equipment needed to accommodate the Company’s personnel growth.

As of July 31, 2010, management had determined there were impairment indicators present with respect to the Company’s marketing agreement, an intangible asset, rendering it completely impaired.  Consequently, the Company recognized an impairment loss of $2 million for the year ended July 31, 2010.  The Company did not have intangible assets during the year ended July 31, 2011.

Office related costs include rent, insurance, utilities and office maintenance. For the year ended July 31, 2011 these costs were approximately $141 thousand, $33 thousand, $92 thousand, and $278 thousand, respectively, as compared to $111 thousand, $30 thousand, $56 thousand, and $216 thousand for the year ended July 31, 2010.  The overall increase of approximately $131 thousand is directly related to the additional IT services added related to maintaining the ZLinked Technology platform.

Payroll and related expenses for the year ended July 31, 2011 was approximately $2.2 million, an increase of approximately $344 thousand over the same prior year period.  The increase is attributable to the hiring of a Vice President of Marketing, as well as transitioning certain ZLinked consultants to full-time employees.

Professional fees consist of consulting, accounting fees, contract labor and legal costs. For the year ended July 31, 2011, these costs were approximately $204 thousand, $279 thousand, $231 thousand and $167 thousand, respectively, as compared to $719 thousand, $322 thousand, $35 thousand, and $200 thousand for the year ended July 31, 2010.  Significant reductions in consulting and legal expenses led to an overall professional fees decrease of approximately $396 thousand.  The increase in accounting fees was due to the Company changing its auditors and the predecessor auditor’s inability to provide consent to the use of their opinion on prior year financial statements which led to a re-audit of the prior year financial statements by the current auditor.  The contract labor costs increased as a result of contracting additional services to maintain and support the ZLinked technology.

Selling and marketing expenses for the year ended July 31, 2011, were $1.7 million as compared to $2.9 million for the year ended July 31, 2010, a decrease of approximately $1.3 million over the prior reporting period.  The significant decrease is due to less amortization of deferred costs such as agent advanced compensation and other prepaid marketing costs between the periods.

Business travel expenses for the year ended July 31, 2011, were approximately $206 thousand, a decrease of approximately $545 as compared to the year ended July 31, 2010.  Travel expenses remained comparable to prior year, although total sales decreased, as the company traveled to regional markets to launch Zeal as well as to recruit new sales consultants.

Other Income (Expense):

Gain on change in fair value of embedded share conversion feature

An embedded share conversion feature exists within the Company’s convertible note payable.  The Company has determined the conversion feature to be a derivative instrument and has estimated its fair value at the time of issuance and at each subsequent reporting period.  We recorded an unrealized gain on the conversion feature for the year ended July 31, 2011of approximately $462 thousand and an unrealized gain of approximately $131 thousand for the year ended July 31, 2010.  These unrealized gains are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 12 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 8 of Part II of this Form 10-K for additional information with respect to the estimation of the fair value of this conversion feature.

Gain (loss) on change in fair value of warrants

The Company’s liability warrants are recorded at fair value.  Their fair value is subject to remeasurement on a recurring basis.  For the year ended July 31, 2011, the change in fair value of these warrants was approximately a gain of $6.1 million, as compared to a loss of approximately $4.0 million for the year ended July 31, 2010.  The gain in fair value for the year ended July 31, 2011is a result of the significant decline in share price from $0.34 to $0.04 which is used as an input in fair valuing the warrants.  The loss in fair value for the year ended July 31, 2010 is (1) a result of the 4-to-1 forward share split that occurred on August 11, 2009 that had the effect of increasing the number of outstanding warrants by 21.42 million and (2) using a comparatively higher share price as an input in fair valuing the warrants.  These gains and losses are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 12 – Assets and Liabilities Measured at Fair Value to financial statements contained within Item 8 of Part II of this Form 10-K, for additional information with respect to the estimation of the fair value of these warrants.

Gain on sale of non component entity

On July 26, 2011, the Company entered into a $10 purchase agreement with Mark Jarvis (Co-CEO) for the sale of ZurTel, a non-component entity of the Company.  At the time of disposition, ZurTel had assets of $73 and a $52 thousand intercompany liability payable to Zurvita Holdings. The sale resulted in a non-cash gain of $51,937.

Interest expense

Interest expense for the year ended July 31, 2011, was approximately $362 thousand, as compared to $271 thousand for the year ended July 31, 2010.  The increase in interest expense is a result of accreting the discount recognized on the Company’s $2 million interest bearing convertible note issued on October 9, 2009.  Accretion of $323 thousand is included within interest expense for the year ended July 31, 2011, as compared to $233 thousand of accretion included within interest expense for the year ended July 31, 2010.

Loss on change in fair value of marketable securities

The Company’s marketable securities consist of non-registered common stock. The Company fair values these securities on a recurring basis.  The Company recorded an unrealized loss of $443 thousand for the year ended July 31, 2011 as compared to the unrealized loss of $290 thousand recorded for the year ended July 31, 2010.  These losses are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 12 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 8 of Part II of this Form 10-K for additional information with respect to the determination of fair value for the Company’s marketable securities.

Loss on note receivable

On July 26, 2011, the Company sold to Mark Jarvis (Co-CEO) ZurTel, LLC (“ZurTel”), a non-component entity.  Prior to the sale, ZurTel was indebted to Zurvita Holdings in the amount of $52 thousand and evidenced by a promissory note.  Subsequent to the sale, management assessed the collectibility of the note as low and, consequently, recorded a $52 thousand loss for the year ended July 31, 2011.  ZurTel’s shell status and credit history, as well as its proposed business plan were the main reasons for recognizing the credit loss.

Income Taxes:

For the year ended July 31, 2011, the Company estimated approximately $4 thousand in tax expense as compared to $23 thousand for the year ended July 31, 2010.  The decrease between the periods is a result of the Company changing its method for estimating its Texas gross margin tax accrual as a result of access to improved data inputs used in estimating the tax accrual.

The Company realized no federal tax benefit from the deferred tax asset resulting from its historical net operating loss carryforwards as the deferred tax asset is fully reserved.

Net Income (Loss):

The Company had net income of approximately $1.6 million for the year ended July 31, 2011, as compared to a net loss of $11.6 million for the year ended July 31, 2010.  The main reason the Company went from a loss to earnings is due to the $6.1 million unrealized gain on the change in fair value of the Company’s liability warrants.

Earnings (Loss) per Common Share:

Earnings per common share amounted to $0.03 for the year ended July 31, 2011, as compared to a loss per common share of $0.20 for the year ended July 31, 2010.  The aforementioned factors contributing to the increase in net income also contribute to the increase in earnings per share.

Off Balance Sheet Arrangements

As of July 31, 2011, the Company did not have any off balance sheet arrangements.

Liquidity and Capital Resources

The following table compares our cash flows for the year ended July 31, 2011 to the corresponding prior period:

	For the Year Ended July 31, 2011	For the Year Ended July 31, 2010

Net cash used in operating activities	$(3,793,665)	$(3,132,041)
Net cash used in investing activities	1,686,097	(2,490,484)
Net cash provided by financing activities	1,819,032	4,521,014

Net (decrease) increase in cash	$(288,536)	$(1,101,511)

Since its inception, the Company has met its capital needs principally through sale of its equity securities and the issuance of debt.  The proceeds from the sale of these securities have been used for the Company’s operating expenses, such as salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above.  At July 31, 2011, the Company had negative working capital of approximately $1.4 million, an accumulated deficit of approximately $19.8 million and negative cash flows from operating activities of approximately $3.8 million. Since its inception, the Company has used approximately $10.1 million in operations.

We believe that without significant equity and debt investment from outside sources, the Company will not be able to sustain its current planned operations for the next 12 months.  During fiscal 2010, the Company raised from a shareholder $5.3 million of equity funding.  During fiscal 2011, the Company raised from a shareholder $1.5 million of equity funding.  In order to raise capital, the Company may sell additional equity or issued additional convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations. Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution. The Company has approximately $2.6 million of outstanding notes payable as of July 31, 2011.  These issues raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

Marketing Fees and Materials

Prior to January 2011, the independent sales consultants paid the Company an annual fee to become marketing representatives on behalf of the Company.  In exchange, the representatives received access, on an annual basis, to various marketing and promotional materials and tools, as well as access to a customized management reporting platform.  Accordingly, revenue from marketing fees is recognized over an annual period.

The Company also earns ancillary revenue from the sale of marketing materials to sales consultants.  Revenue is recognized when marketing materials are delivered.

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

Convertible Instruments

The Company reviews the terms of convertible debt and preferred stock for indications requiring bifurcation and separate accounting for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company or the number of shares is variable are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below.) Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the host instrument.  The resulting discount to the debt instrument or to the redemption value of convertible preferred securities is accreted through periodic charges to interest expense over the term of the note or to dividends over the period to earliest conversion date using the effective interest rate method, respectively.

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

ITEM 8. FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Zurvita Holdings, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheets of Zurvita Holdings, Inc. as of July 31, 2011 and July 31, 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zurvita Holdings, Inc. as of July 31, 2011 and July 31, 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Meeks International, LLC

Tampa, Florida

October 28, 2011

ZURVITA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	July 31, 2011	July 31, 2010
		As Adjusted
		(Note 3)
ASSETS
Current assets
Cash	$906	$289,442
Marketable securities (at fair value)	36,800	480,000
Note receivable - related party	-	1,702,000
Accounts receivable	202,710	137,123
Agent advanced compensation	-	448,553
Deferred expenses	50,315	127,351
Prepaid expenses	40,054	41,173
Total current assets	330,785	3,225,642

Property, plant and equipment (net)	73,551	94,965

Merchant account deposit	-	115,333
Total assets	$404,336	$3,435,940

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$236,809	$249,762
Accounts payable - related party	319,816	243,066
Notes payable - current	158,127	284,967
Notes payable - related party	465,000	-
Accrued expenses	313,140	332,217
Deferred revenue	114,796	808,957
Deferred compensation - related party	97,546	110,238
Income tax payable	4,486	2,628
Total current liabilities	1,709,720	2,031,835

Notes payable - long term	1,961,860	1,639,268
Fair value of share conversion feature	-	462,013
Fair value of warrants	299,600	6,370,000
Total liabilities	3,971,180	10,503,116

Redeemable preferred stock	6,026,747	4,550,747

Stockholders' deficit
Common stock ($.0001 par value, 300,000,000 shares authorized; 69,498,713 and 69,497,713 shares issued and 61,498,713 and 61,497,713 shares outstanding as of July 31, 2011 and July 31, 2010, respectively)	6,950	6,950
Treasury stock	(210,000)	(210,000)
Additional paid-in capital	10,384,491	9,978,738
Accumulated deficit	(19,775,032)	(21,393,611)
Total stockholders' deficit	(9,593,591)	(11,617,923)

Total liabilities, redeemable preferred stock and stockholders' deficit	$404,336	$3,435,940

The accompanying notes are an integral part of these consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	July 31,
	2011	2010
REVENUES
Administrative websites	$1,233,233		$2,055,060
Advertising sales	703,032		936,230
Commissions	450,149		479,225
Consumable products	958,655		-
Marketing fees and materials	836,972		1,911,851
Membership fees	446,493		923,654
Total revenues	4,628,534		6,306,020

COST OF SALES
Benefit and service cost	1,143,321		1,577,858
Consumable products manufacturing cost	200,142		-
Sales commissions	1,863,690		3,042,922
Total cost of sales	3,207,153		4,620,780

GROSS PROFIT	1,421,381		1,685,240

OPERATING EXPENSES
Depreciation	37,254		35,555
Impairment loss on marketing agreement	-		2,000,000
Office related expenses	543,713		412,587
Payroll and employee benefits	2,231,322		1,887,185
Professional fees	880,835		1,276,437
Selling and marketing	1,668,545		2,949,708
Travel	206,422		206,967
Total operating expenses	5,568,091		8,768,439

Loss from operations before other income (expenses)	(4,146,710)		(7,083,199)

OTHER INCOME (EXPENSE)
Gain on change in fair value of share conversion feature	462,013		131,413
Gain (loss) on change in fair value of warrants	6,094,400		(3,980,580)
Gain (loss) on extinguishment of debt	14,000		(50,000)
Gain on sale of non-component entity	51,937		-
Interest expense	(362,141)		(270,919)
Interest income	4,766		11,741
Loss on change in fair value of marketable securities	(443,200)		(290,000)
Loss on note receivable	(52,000)		-
Total other income (expense)	5,769,775		(4,448,345)

Income (loss) before income taxes	1,623,065		(11,531,544)

Income tax (benefit)	4,486		(19,629)

Net income (loss)	$1,618,579		$(11,511,915)

Basic and diluted earnings (loss) per share	$0.03	$	(0.20)

Basic and diluted weighted average number of common shares outstanding	61,498,713		56,711,644

The accompanying notes are an integral part of these consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Shares Common Stock	Common Stock	Treasury Stock		Additional Paid-In Capital	Accumulated Deficit		Total Stockholder's Deficit
Balance, July 31, 2009 (As Adjusted See Note 3)	56,440,000	$6,444		$(210,000)	$9,094,182		$(9,881,696)		$(991,070)

Share-based compensation	4,203,447	421		-	618,006		-		618,427

Exercise of comon stock warrants	60,565	6		-	30,276		-		30,282

Reclassification of liability warrants to equity	593,701	59		-	186,294		-		186,353

Issuance of common stock in connection with debt restructure	200,000	20		-	49,980		-		50,000

Net loss available to common stockholders	-	-		-	-		(11,511,915)		(11,511,915)

Balance, July 31, 2010	61,497,713	$6,950	$	(210,000)	$9,978,738	$	(21,393,611)	$	(11,617,923)

Share-based compensation	-	-		-	405,253		-		405,253

Exercise of comon stock warrants	1,000	-		-	500		-		500

Net income available to common stockholders	-	-		-	-		1,618,579		1,618,579

Balance, July 31, 2011	61,498,713	$6,950	$	(210,000)	$10,384,491	$	(19,775,032)	$	(9,593,591)

The accompanying notes are an integral part of these consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	July 31, 2011	July 31, 2010
Cash flows from operating activities
Net income (loss)	$1,618,579	$(11,511,915)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Amortization of note payable discount	192,372	140,307
Amortization of deferred marketing costs	-	657,400
Depreciation	37,255	35,555
Share-based compensation	405,253	682,138
Gain on change in fair value of share conversion feature	(462,013)	(131,413)
Gain on sale of noncomponent entity	(51,937)	-
(Gain) loss on change in fair value of warrants	(6,094,400)	3,980,580
Gain on extinguishment of debt	(14,000)	-
Loss on change in fair value of marketable securities	443,200	290,000
Loss on debt restructure	-	50,000
Loss on impairment on marketing agreement	-	2,000,000
Loss on note receivable	52,000	-
Changes in operating assets and liabilities
Increase in accounts receivable	(65,586)	(89,391)
Decrease in agent advanced compensation	448,553	749,793
Decrease (increase) in deferred expenses	77,037	(127,351)
Decrease (increase) in prepaid expenses	20,745	(17,047)
Increase in accounts payable and accrued expenses	306,130	174,429
Decrease in deferred revenue	(694,161)	(125,364)
Decrease (increase) in deferred compensation related party	(12,692)	110,238
Net cash (used in) operating activities	(3,793,665)	(3,132,041)

Cash flows from investing activities:
Net identifiable assets sold	(63)	-
Net proceeds from promissory note recievable	1,702,000	-
Purchase of promissory note	-	(1,702,000)
Purchase of property and equipment	(15,840)	(18,484)
Purchase of marketable securities	-	(770,000)
Net cash provided by (used in) investing activities	1,686,097	(2,490,484)

Cash flows from financing activities:
Advanced security proceeds	-	-
Proceeds from borrowings	465,000	-
Proceeds from exercise of warrants	500	30,282
Proceeds from sale of preferred stock	1,500,000	5,300,000
Principal payments made on notes payable	(146,468)	(809,268)
Net cash provided by financing activities	1,819,032	4,521,014

Net change in cash balance	(288,536)	(1,101,511)

Beginning cash	289,442	1,390,953

Ending cash	$906	$289,442

Supplemental disclosure of cash flow information
Cash paid for interest	$13,750	$33,435

Cash paid for taxes	$2,627	$-

The accompanying notes are an integral part of these consolidated financial statements.

ZURVITA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2011 and 2010

NOTE 1 – NATURE OF OPERATIONS

Our consolidated financial statements include the accounts of Zurvita Holdings, Inc. (referred to herein as the “Company,” “Zurvita Holdings,” “we,” “us” or “our”) and our wholly-owned subsidiary Zurvita, Inc. (Zurvita).  Material intercompany transactions and balances have been eliminated upon consolidation.  Zurvita Holdings is a national network marketing company offering high-quality products and services targeting individuals, families and small businesses.  Products are sold through Zurvita’s network of independent sales consultants.

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

At July 31, 2011, the Company had negative working capital of approximately $1.3 million, an accumulated deficit of approximately $19.8 million and negative cash flows from operating activities of approximately $3.8 million. Since the date of inception, the Company has used approximately $10.1 million in operations.

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

Marketing Fees and Materials

Prior to January 2011, the independent sales consultants paid the Company an annual fee to become marketing representatives on behalf of the Company.  In exchange, the representatives received access, on an annual basis, to various marketing and promotional materials and tools as well as access to a customized management reporting platform.  Accordingly, revenue from marketing fees is recognized over an annual period.

The Company also earns ancillary revenue from the sale of marketing materials to sales consultants.  Revenue is recognized when marketing materials are delivered.

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

Refunds and Chargebacks

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $129 thousand and $390 thousand for the year ended July 31, 2011 and 2010, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimates for an allowance for refunds and chargebacks totaled approximately $10 thousand and $14 thousand is included in accrued expenses in the accompanying  consolidated balance sheets as of July 31, 2011 and July 31, 2010, respectively.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  At July 31, 2011 and July 31, 2010, no allowance was recorded.

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

Convertible Instruments

The Company reviews the terms of convertible debt and preferred stock for indications requiring bifurcation, and separate accounting for the embedded conversion feature. Generally, embedded conversion features where the ability to physical or net-share settle the conversion option is not within the control of the Company or the number of shares is variable are bifurcated and accounted for as derivative financial instruments. (See Derivative Financial Instruments below.) Bifurcation of the embedded derivative instrument requires allocation of the proceeds first to the fair value of the embedded derivative instrument with the residual allocated to the host instrument.  The resulting discount to the debt instrument or to the redemption value of convertible preferred securities is accreted through periodic charges to interest expense over the term of the note or to dividends over the period to earliest conversion date using the effective interest rate method, respectively.

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

Earnings (Loss) Per Share

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

NOTE 3 - RESTATEMENT

On July 30, 2009, the Company entered into a marketing and sales agreement with Amacore, pursuant to which the Company agreed to remit its merchant account deposit of $115,333 to Amacore upon its merchant processor’s release of such deposit.  The effect of this obligation was inadvertently not included within the Company’s consolidated balance sheet and consolidated statement of operations for the year ended July 31, 2009. The Company has corrected this error within its comparative financial statements for the year ended July 31, 2011 by retrospectively adjusting the Company’s consolidated balance sheet as of July 31, 2010 and the beginning deficit balance as of July 31, 2009 within the Company’s consolidated statement of stockholders’ deficit.

The effects of this correction on the Company’s financial statements are presented as follows:

ZURVITA HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS

	July 31, 2010				July 31, 2010
	As Originally Filed		Adjustments		As Restated
ASSETS
Current assets
Cash	$289,442	$			$289,442
Marketable securities (at fair value)	480,000				480,000
Note recievable - related party	1,702,000				1,702,000
Accounts receivable	137,123				137,123
Agent advanced compensation	448,553				448,553
Deferred expenses	127,351				127,351
Deferred marketing costs	-				-
Other assets	41,173				41,173
Total current assets	3,225,642			-	3,225,642

Property, plant and equipment (net)	94,965				94,965

Merchant account deposit	115,333				115,333
Total assets	$3,435,940			$-	$3,435,940

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$249,762		$		$249,762
Accounts payable - related party	127,733			115,333	243,066
Notes payable - current	284,967				284,967
Accrued expenses	332,217				332,217
Deferred revenue	808,957				808,957
Deferred compensation - related party	110,238				110,238
Income tax payable	2,628				2,628
Total current liabilities	1,916,502			115,333	2,031,835

Notes payable - long term	1,639,268				1,639,268
Fair value of share conversion feature	462,013				462,013
Fair value of warrants	6,370,000				6,370,000
Total liabilities	10,387,783			115,333	10,503,116

Redeemable preferred stock	4,550,747				4,550,747

Stockholders' deficit
Common stock ($.0001 par value, 300,000,000 shares authorized; 69,497,713 shares issued and 61,497,713 shares outstanding as of July 31, 2010)	6,950				6,950
Treasury stock	(210,000)				(210,000)
Additional paid-in capital	9,978,738				9,978,738
Accumulated deficit	(21,278,278)			(115,333)	(21,393,611)
Total stockholders' deficit	(11,502,590)			(115,333)	(11,617,923)

Total liabilities and stockholders' deficit	$3,435,940			$-	$3,435,940

NOTE 4 – NONCASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the years ended July 31, 2011 and 2010.

	For the Year Ended July 31, 2011	For the Year Ended July 31, 2010

Cashless exercise of warrants	$-	$122,580

Common stock issuance for consulting services	-	134,790

Common stock issuance for debt restructure	-	50,000

Embedded conversion feature on note payable issued	-	593,426

Financed insurance agreement	19,726	22,031

Interest converted to principal	130,220	92,387

Note payable issued for marketing agreement	-	1,406,574

Reclassification of warrants liability to equity	-	186,353

NOTE 5 – AGENT ADVANCED COMPENSATION

The Company entered into loan agreements with certain of its independent sales agents which represent advanced compensation.  The agreements have an approximately 2 year term; however, if an agent is still selling for the Company at the maturity date then the note is forgiven.  Therefore, the Company is expensing them over the term of the loan.  The expense is recognized in selling and marketing expenses on the statement of operations as it is not directly related to sales of product or services.  Approximately $735 thousand and $1.2 million of expense was recognized for year ended July 31, 2011 and 2010, respectively.  As of July 31, 2011, all notes had matured and were forgiven.  At July 31, 2010, the balance of the loans was approximately $449 thousand.

NOTE 6 – DEFERRED EXPENSES

For sales of subscriptions for which the service periods crosses reporting periods, the associated commissions paid to the Company’s sales representatives are deferred and amortized over the subscription period.  As of July 31, 2011 and July 31, 2010, the balances of the deferred commissions were approximately $2 thousand and $127 thousand, respectively, and are classified as a current asset.  The decrease in deferred commissions is due to the decrease in overall revenue.  The remaining approximately $48 thousand of deferred expense at July 31, 2011 is attributable to an advertising agreement where the Company paid in advance for a magazine advertisement, as well as a lead management system.  This agreement did not exist for the year ended July 31, 2010.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, Plant and Equipment, net of accumulated depreciation, consist of the following at July 31, 2011 and 2010:

	July 31, 2011	July 31, 2010

Computer hardware	$36,368	$26,558
Furniture and fixtures	55,217	54,838
Equipment and machinery	30,818	25,168
Leasehold improvements	55,560	55,560
	177,963	162,124
Less accumulated depreciation	(104,412)	(67,159)

Total	$73,551	$94,965

Depreciation expense for the years ended July 31, 2011 and 2010 was approximately $37 thousand and approximately $36 thousand, respectively.

NOTE 8 – NOTES PAYABLE

Notes payable consist of the following:

	July 31, 2011	July 31, 2010

Related party convertible note payable; face amount $2 million; bearing interest of 6% per annum; secured; principal payment due on October 9, 2012	$1,961,860	$1,639,268

Related party Promissory note payable; bearing interest of 15% per annum; unsecured; due on demand	465,000	-

Promissory note payable; bearing interest of 7.5% per annum; unsecured; principal payments due monthly approximately $27 thousand through July 2011; currently in default	158,127	284,967

Total notes payable	2,584,987	1,924,235

Less current portion	623,127	284,967

Total long-term debt	$1,961,860	$1,639,268

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

The share conversion liability is subject to recurring fair value adjustments each reporting period (see Note 12 - Assets and Liabilities Measured at Fair Value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest expense in the statement of operations.  During the years ended July 31, 2011 and 2010, total interest expense related to the convertible note payable was approximately $323 and $241 thousand, respectively.   Of the interest expense recognized for the years ended July 31,  2011 and 2010, approximately $130 thousand and $92 thousand, respectively, was elected by the Company to be deferred and added to the principal of the note.

At July 31, 2011, the said note was convertible into approximately 8.89 million shares of common stock with a market value of approximately $357 thousand.

The Company is in default with respect to the promissory note due July 2011.   Consequently, the Company has accrued interest in accordance with the promissory notes’ default provision at an interest rate of 18%.

The following is a schedule of the future maturity payments required under the Company’s promissory notes payable.

As of July 31, 2011

Current	$623,127
2012	2,361,319
2,984,446
Net of discount on convertible note payable	(399,459)
$2,584,987

Of the notes payable, approximately $623 thousand is classified as a current liability as of July 30, 2011.

NOTE 9 – ACCRUED EXPENSES

Accrued expenses consist of the following at July 31, 2011 and 2010:

	July 31, 2011	July 31, 2010
Commissions	$130,705	$173,314
Interest	32,286	7,672
Marketing materials	1,284	37,830
Payroll	58,252	41,549
Professional fees	-	2,500
Refund reserve	10,000	14,192
Rent	4,757	8,340
Sales tax payble	34,601	19,004
Unclaimed property	41,255	27,816
Total	$313,140	$332,217

NOTE 10- DEFERRED REVENUE

Deferred revenue consists of the following at July 31, 2011 and July 31, 2010:

	July 31, 2011	July 31, 2010
Advertising	$20,574	$80,563
Consumable products	6,806	-
Direct response media	45,854	29,674
Marketing fees	15,875	582,955
Member fees	25,687	115,765
Total	$114,796	$808,957

NOTE 11 – DEFERRED COMPENSATION

Deferred compensation is made up of compensation due to Mark Jarvis, Co-Chief Executive Officer, and a consultant.  These two individuals deferred their compensation in an effort to manage cash flow while the Company undertook several capital intensive initiatives.  As of July 31, 2011 and July 31, 2010, the balance of deferred compensation was approximately $98 thousand and $110 thousand, respectively.

NOTE 12 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Financial instruments which are measured at estimated fair value on a recurring basis in the consolidated financial statements include marketable securities, a embedded share conversion feature and non-compensatory warrants.  The fair value of the marketable securities was determined by the market price as quoted on the OTC.  The fair value of the share conversion feature and warrants was determined by an independent expert valuation specialist using the Black-Scholes Option Pricing Model.

Assets and liabilities measured at estimated fair value and their corresponding fair value hierarchy is summarized as follows:

July 31, 2011 Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Marketable securities	$36,800	$-	$36,800
Total assets	$36,800	$-	$36,800

Share conversion feature	$-	$-	$-
Warrants	-	299,600	299,600
Total liabilities	$-	$299,600	$299,600

July 31, 2010 Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Marketable securities	$480,000	$-	$480,000
Total assets	$480,000	$-	$480,000

Share conversion feature	$-	$462,013	$462,013
Warrants	-	6,370,000	6,370,000
Total liabilities	$-	$6,832,013	$6,832,013

The Company has categorized its assets and liabilities measured at fair value into the three-level fair value hierarchy, as defined in Note 2, based upon the priority of inputs to respective valuation techniques. Assets included in the level 1 of the fair value hierarchy include marketable securities which are fair valued on a recurring basis using quoted market prices.  Liabilities included within level 3 of the fair value hierarchy presented in the preceding table include a share conversion feature and noncompensatory warrants.  The valuation methodology for liabilities within level 3 uses a combination of observable and unobservable inputs in calculating fair value.

The Company recorded an unrealized loss of $443 thousand and $290 thousand on its marketable securities for the years ended July 31, 2011 and 2010.  These losses have been included in the Statement of Operations caption “Loss on change in fair value of marketable securities.”

The changes in level 3 liabilities measured at fair value on a recurring basis during the years ended July 31, 2011 and 2010 are summarized as follows:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)
Warrants

	Balance Beginning of Period	Reclassification of Liability Warrants to Equity	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the Year Ended July 31, 2011
Share conversion feature	$462,013	$-	$-	$(462,013)	$-
Warrants	$6,370,000	$-	$24,000	$(6,094,400)	$299,600

	Balance Beginning of Period	Reclassification of Liability Warrants to Equity	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the Year Ended July 31, 2010
Share conversion feature	$-	$-	$593,426	$(131,413)	$462,013
Warrants	$549,780	$(186,353)	$2,025,993	$3,980,580	$6,370,000

For the years ended July 31, 2011 and 2010, an unrealized gain of approximately $462 thousand and $131 thousand, respectively, are included in earnings within the Statement of Operations caption “Gain on change in fair value of share conversion feature.”

For the years ended July 31, 2011 and 2010, an unrealized gain of $6.1 million and an unrealized loss of $4.0 million, respectively, are included in earnings within the Statement of Operations caption “Gain (loss) on change in fair value of warrants.”  The unrealized gains from the change in the fair value of warrants is a result of a decrease in the Company’s  share price from $0.24 to $0.04 which is used as an input  in the share price used in valuing the warrants.

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

NOTE 13—REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share.  The following table summarizes the Preferred Stock issuances and number of Preferred Shares outstanding:

		Shares Outstanding at
Preferred Stock	Date of
Issuance	Issuance	July 31, 2011	July 31, 2010
Series A	July 30, 2009	1,750,000	1,750,000
Series B	October 6, 2009	2,000,000	2,000,000
Series C	January 29, 2010	1,000,000	1,000,000
Series C	June 3, 2010	2,300,000	2,300,000
Series C	June 9, 2011	1,500,000	-

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

The liquidation value of Series A, Series B and Series C Convertible Preferred Stock was $1.75 million, $2 million and $4.8 million, respectively, as of July 31, 2011.

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

At July 31, 2011, Series A, Series B and Series C Convertible Preferred Stock is convertible into 28 million, 8 million and 19.2 million common shares, respectively.  If the Convertible Preferred Stock had been converted as of July 31, 2011, the aggregate market price of the common shares for Series A, Series B and Series C would have been approximately $1.1 million, $320 thousand, and $768 thousand, respectively.

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

		Total	Value	Preferred Stock
Preferred Stock	Date of	Proceeds	Allocated to	Carrying
Issuance	Issuance	Received	Warrants	Amount
Series A	July 30, 2009	$1,750,000	$539,000	$1,211,000
Series B	October 6, 2009	$2,000,000	$930,838	$1,069,162
Series C	January 29, 2010	$1,000,000	$431,415	$568,585
Series C	June 3, 2010	$2,300,000	$598,000	$1,702,000
Series C	June 9, 2011	$1,500,000	$24,000	$1,476,000

NOTE 14 - COMMON STOCK

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

For the years ended July 31, 2011 and 2010, approximately $405 thousand and $229 thousand, respectively, of stock-based compensation expense was recognized, as a result of various share issuances.

On July 31, 2009, the Company entered into a stock repurchase agreement with a majority shareholder to purchase 8 million shares for $210 thousand or $0.26 per share.  The treasury stock was recorded at cost.  Management’s plan is to retain these shares.

NOTE 15 –WARRANTS

During 2009,  Zurvita’s Board of Directors adopted the 2009 Incentive Stock Plan (the 2009 Plan), pursuant to which we reserved for issuance 6 million shares of Zurvita common stock to be used as awards to employees, directors, consultants, and other service providers. The purpose of the 2009 Plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into Zurvita’s development and financial success.  Under the 2009 Plan, Zurvita is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2009 Plan is administered by the Board’s designated Compensation Committee.  As of July 31, 2011, approximately 5.2 million total options were issued under the 2009 Plan.

During the year ended July 31, 2011, the Company issued approximately 6.45 million warrants to purchase common stock.

The following table summarizes the status of all warrants outstanding and exercisable at July 31, 2011.

Outstanding Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	60,275,000	$ 0.16	5.28
$0.50 to $0.99	100,000	$ 0.75	3.53
	60,375,000	$ 0.16	5.28

Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	58,958,497	$ 0.16	5.31
$0.50 to $0.99	100,000	$ 0.75	3.53
	59,058,497	$ 0.16	5.30

Compensatory Equity Warrants

During the year ended July 31, 2011, the Company issued compensatory equity warrants to purchase an aggregate of approximately 450 thousand shares of common stock.

Assumptions used to determine the fair value of the compensatory warrants granted during the years ended July 31, 2011 and 2010 are as follows.

	July 31, 2011	July 31, 2010
Expected dividends	0%	0%
Expected volatility	65%	65%
Risk free interest rate	0.70% - 1.30%	0.22% - 1.65%
Expected life	5 years	6 months to 5 years

The following table summarizes the activity for compensatory warrants classified as equity for the year ended July 31, 2011.

	Compensatory Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2010	5,795,526	$0.28	3.94	$-
Issued	450,000	0.24	-	-
Exercised	(1,000)	0.50	-	-
Cancelled or Expired	(1,069,526)	-	-	-
Outstanding at July 31, 2011	5,175,000	$0.22	3.89	$-
Exercisable at July 31, 2011	3,858,497	$0.23	3.84	$-

There were approximately 1 thousand warrants exercised for $500 during the year ended July 31, 2011 with no intrinsic value at the date of exercise.  The total fair value of warrants vested during the year ended July 31, 2011 was approximately $266 thousand.  The weighted average grant date fair value of warrants granted during the year ended July 31, 2011 and 2010 was $0 and $0.12, respectively.

A summary of the status of the Company's non-vested compensatory equity warrants of July 31, 2011, and the changes during the year ended July 31, 2011, is presented below.

	Compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2010	2,620,467	$0.16
Issued	450,000	0.24
Exercised	-	-
Expired	-	-
Vested	(1,753,964)	0.34
Non-vested at July 31, 2011	1,316,503	$0.14

Total compensation cost related to non-vested awards not yet recognized is approximately $33 thousand and the weighted average period over which it is expected to be recognized is 1 year.

Non-compensatory Liability Warrants

During the year ended July 31, 2011, Zurvita issued in conjunction with preferred stock non-compensatory warrants to purchase an aggregate of approximately 6 million shares of common stock.  There were approximately 55.2 million non-compensatory warrants outstanding as of July 31, 2011, all of which were classified as liabilities.  These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control or certain exercise prices are not fixed which has the potential to cause a variable number of shares and/or value exchange upon exercise.

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

Assumptions used to determine the fair value of the non-compensatory warrants granted at and during the years ended July 31, 2011 and 2010 are as follows.

	July 31, 2011	July 31, 2010
Expected dividends	0%	0%
Expected volatility	65%	65%
Risk free interest rate	1.41% - 2.50%	2.01% - 2.29%
Expected life	7 years	5 - 7 years

A summary of the activity of the Company's non-compensatory warrants classified as liabilities on the balance sheet during the year ended July 31, 2010 is presented below.

	Non- Compensatory Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at July 31, 2010	49,200,000	$0.14	6.23
Issued	6,000,000	0.25	6.86
Exercised	-	-	-
Cancelled or Expired	-	-	-
Outstanding and Exercisable at July 31, 2011	55,200,000	$0.15	5.41

As of July 31, 2011, there was no unrecognized compensation cost related to non-compensatory liability warrants as all were immediately vested upon issuance.  There were no warrants exercised during the year ended July 31, 2011 therefore no intrinsic value associated with them.  There were approximately 525 thousand warrants exercised during the year ended July 31, 2010 with an associated intrinsic value of approximately $157 thousand at the date of exercise.  The total fair value of vested warrants at July 31, 2011 was approximately $24 thousand.  The weighted average grant date fair value of warrants granted during the year ended July 31, 2011 and 2010 was $0 and $0.09, respectively.

A summary of the status of the Company's non-vested non-compensatory liability warrants as of July 31, 2011, and the changes during the year ended July 31, 2011, is presented below.

	Non- Compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2010	-	$-
Issued	6,000,000	-
Exercised	-	-
Vested	(6,000,000)	-
Non-vested at July 31, 2010	-	$-

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

Amacore had accelerated the vesting conditions of the original award prior to July 31, 2009 and, therefore, no compensation expense is recorded in fiscal 2010.  As of July 31, 2011, there were 800 thousand warrants outstanding and exercisable.  No warrants expired, nor were any warrants exercised or forfeited during the year ended July 31, 2011 and, therefore, no intrinsic value was realized.  As of July 31, 2011, the weighted average exercise price of warrants granted was $0.60.  The grant date fair value of the warrants granted was $0.43.

Stock-Based Compensation Expense

For the years ended July 31, 2011 and 2010, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, with the Statement of Operations as follows:

	For the Year Ended July 31, 2011	For the Year Ended July 31, 2010
Payroll and employee benefits	$405,253	$521,033
Professional fees	-	28,343
Total	$405,253	$549,376

NOTE 16 - INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax provision (benefit) are as follows:

	For the Year Ended July 31, 2011	For the Year Ended July 31, 2010
Current:
Federal income tax	$-	$-
State income tax	4,486	(19,629)
Deferred:
Federal income tax	-	-
State income tax	-	-
Total provision (benefit) for income taxes	$4,486	$(19,629)

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	For the Year Ended July 31, 2011	For the Year Ended July 31, 2010
Deferred tax assets:
Deferred compensation	$33,166	$45,933
Employee warrant compensation	210,185	98,409
Fixed assets	11,452	10,934
Marketing agreement intangible asset	680,000	680,000
Membership reserve	5,155	7,661
Unrealized loss on change in fair market value of warrants	-	1,353,397
Unrealized loss on marketable securities	111,112	98,600
Net operating loss carryforward	6,237,593	4,714,591
Gross deferred tax asset	7,288,663	7,009,525
Less deferred tax asset valuation allowance	(7,288,663)	(6,964,845)
Deferred tax asset - net	-	44,680

Deferred tax liabilities:
Gain on share conversion	-	(44,680)
Gross deferred tax liability	-	(44,680)

Net deferred tax asset	$-	$-

As of July 31, 2011, realization of the Company’s net deferred tax assets of approximately $7.3 million was not considered more likely than not, and, accordingly, a valuation allowance of an equal amount was provided.  The net change in the total valuation allowance during the year ended July 31, 2011, was approximately $324 thousand.

The Company has a total of $18.3 million of net operating losses available to be offset against future taxable income and that expire between 2028 and 2030.

The Company determined that there were no uncertain tax positions, and accordingly no associated interest and penalties were required to be accrued at July 31, 2011 and 2010, respectively.  The Company does not believe that there are any tax positions for which a material change in unrecognized tax benefit or liability is reasonable possible in the next twelve months.  The Company believes that there are no uncertain tax positions which, if recognized, would impact the effective tax rate.

Below is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended July 31, 2011 and 2010.

	For the Year Ended July 31, 2011		For the Year Ended July 31, 2010
Tax provision at U.S. federal income tax rate	$551,842	34.00%	$(3,920,725)	-34.00%
State income tax provision net of federal	4,486	0.28%	(19,629)	-0.17%
Adjustment of merchant account deposit obligation	39,213	2.42%	-	0.00%
Meals and entertainment	5,412	0.33%	6,436	0.06%
Penalties	178	0.01%	-	0.00%
Share conversion gain	(201,765)	-12.43%	-	0.00%
Warrant gain	(718,699)	-44.28%	-	0.00%
Change in valuation allowance	323,819	19.95%	3,914,289	33.94%
Provision (benefit) for income taxes	$4,486	0.28%	$(19,629)	-0.17%

NOTE 17 - EARNINGS (LOSS) PER SHARE

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

The following is the computation of basic and diluted net earnings (loss) per common share for the year ended July 31, 2011 and 2010:

	For the Year Ended July 31, 2011	For the Year Ended July 31, 2010
Numerator:
Net income (loss) available to common stockholders	$1,618,579	$(11,511,915)

Denominator:
Weighted average basic and fully diluted shares outstanding	61,498,713	56,711,644

Net income (loss) per common share - basic and diluted	$0.03	$(0.20)

During the years ended July 31, 2011 and 2010, the effect of convertible debt, outstanding exercisable warrants and convertible preferred stock were not included within the Company’s earnings (loss) per share calculation as they were either out-of-the money or anti-dilutive.

Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because they were either out-of-the money or to do so would have been anti-dilutive are as follows:

	For the Year Ended July 31, 2011	For the Year Ended July 31, 2010

Potentially dilutive securities outstanding at end of period:
Common stock warrants	60,375,000	54,995,526
Convertible note payable	8,923,027	8,400,237
Convertible preferred stock:
Series A	28,000,000	28,000,000
Series B	8,000,000	8,000,000
Series C	19,200,000	13,200,000
Total Preferred Stock	55,200,000	49,200,000

Total potentially dilutive securities	124,498,027	112,595,763

NOTE 18 - COMMITMENTS AND CONTINGENCIES

The Company is committed under a lease of office space through July 31, 2012.  For the years ended July 31, 2011 and 2010, rent expense was approximately $108 thousand and $99 thousand, respectively.

The following is a schedule of future minimum lease payments required under the said lease.

As of July 31, 2011:

2012	$106,808
Thereafter	-
$106,808

Employment Agreement with Mark Jarvis

On July 30, 2009, the Company entered into an employment agreement with Mark Jarvis (the “Jarvis Agreement”), pursuant to which Mr. Jarvis agreed to serve as Co-CEO of the Company for a term of two years.  Pursuant to the Jarvis Agreement, Mr. Jarvis shall receive annual compensation of $480 thousand (the “Base Salary”).  Mr. Jarvis shall also be entitled certain other benefits, including health insurance, as may be provided to other comparable executives of Zurvita Holdings.  In addition, within 30 days of the execution of the Jarvis Agreement, the Company shall place 7.2 million shares of the Company’s common stock in escrow on behalf of Mr. Jarvis (the “Initial Jarvis Shares”). The Initial Jarvis Shares are subject to a vesting period pursuant to which (i) 3.6 million shares shall vest on July 30, 2010, and (ii) 3.6 million shares shall vest on July 30, 2011.  In addition, in the event that for the first quarter ending six months after July 30, 2009 Zurvita Holdings is cash flow positive, the Company shall, within 30 days of the Company filing its Form 10-Q, issue to Mr. Jarvis 7.2 million shares.  Alternatively, for the two quarters ending six (6) months after Start-Up Period, (“Extended Measuring Quarters”), should the average Zurvita Holdings monthly cash flow during the Extended Measuring Quarters, as documented on the monthly cash flow statements, and verified in the Quarterly Report(s), be operationally cash flow positive, the Performance Shares shall be issued to Executive subject to a one year vesting period from the time of initial grant.  However, these shares were not issued at either of these aforementioned periods, as the requirements for issuance were not met.  In addition to his Base Salary, Mr. Jarvis shall also be eligible to receive certain incentive bonus compensation (the “Incentive Bonus”) based upon the revenue generated by Zurvita Holdings.  Mr. Jarvis’ Incentive Bonus shall be calculated as 10% of Zurvita Holdings income from operations before other income (expenses).  If Mr. Jarvis’ employment is terminated by the Company as a result of his disability (as such term is defined in the Jarvis Agreement), Mr. Jarvis shall be entitled to receive a lump sum payment equal to his (i) accrued but unpaid Base Salary, (ii) any outstanding expense reimbursements, (iii) any accrued but unpaid Incentive Bonus, (iv) a monthly amount, which when added to any amounts received by Mr. Jarvis from any disability policy in effect at the time of his disability, will equal Mr. Jarvis’ Base Salary for the 12 month period following the date of disability termination.

NOTE 19 - LEGAL PROCEEDINGS

As of July 31, 2011, the Company was involved in various additional claims or disputes arising in the normal course of business.  The outcome of such claims cannot be determined at this time.  Management does not believe that the ultimate outcome of these matters will have a material impact on the Company’s operations or cash flows.

 NOTE 20 - RELATED PARTY TRANSACTIONS

Commissions Paid

There are immediate family members of Mr. Jarvis, who operate as independent sales consultants who were paid agent advances and commission compensation which approximated $11 thousand and $82 thousand, respectively, for the year ended July 31, 2011, and approximately $37 thousand and $91 thousand, respectively, for the year ended July 31, 2010.   These payments were for work they performed on behalf of the Company.

Interest on Note Payable to Infusion Brands International, Inc. f/k/a OmniReliant Holdings, Inc.

The Company recognized interest expense with respect to the note payable due to Infusion Brands, who is a significant shareholder of the company.  For the year ended July 31, 2011 and 2010, interest expense was approximately $323 thousand and $241 thousand, respectively.  Of the interest expense recognized, approximately $192 thousand and $140 thousand relates to the amortization of the discount and approximately $130 thousand and $92 was added to the principal of the note for the years ended July 31, 2011 and 2010, respectively.

Agreement with Amacore

The Company entered into a Marketing and Sales Agreement on July 31, 2009, pursuant to which Amacore agreed to provide certain services to Zurvita.  In addition, pursuant to the Agreement, Zurvita shall continue to have the right to benefit from certain agreements which Amacore maintains with product and service providers.  For the year ended July 31, 2011, Zurvita paid Amacore $461 thousand, for these services, as compared to $478 thousand for the prior year.

On August 10, 2010, Amacore issued to the Company an on-demand promissory note for $1.7 million.  The note accrued interest at 6% per annum.  As of July 31, 2011, Amacore had repaid the note plus accrued interest of $16 thousand on August 17, 2010.

On January 14, 2011, the Company issued to Amacore an on-demand promissory note for $375 thousand.  The note accrued interest at 15% per annum.  As of July 31, 2011, the Company had repaid the note plus accrued interest of $5 thousand.

On April 29, 2011, the Company issued to Amacore an on-demand promissory note for $30 thousand.  The note accrued interest at 15% per annum.  As of July 31, 2011, the Company had repaid the note plus accrued interest of $147.

On June 30, 2011, the Company issued to Amacore an on-demand promissory note for $150 thousand.  The note accrued interest at 15% per annum.  As of July 31, 2011, the Company had not repaid the note plus accrued interest of $2.5 thousand.

On June 30, 2011, the Company issued to Amacore an on-demand promissory note for $295 thousand.  The note accrued interest at 15% per annum.  As of July 31, 2011, the Company had not repaid the note plus accrued interest of $1.8 thousand.

Note Payable to Mark Jarvis

On July 19, 2011, the Company issued to Mark Jarvis an on-demand promissory note for $20 thousand.  The note accrued interest at 15% per annum.  As of July 31, 2011, the Company had not repaid the note plus accrued interest of $99.

ZurTel, LLC Promissory Note

The Company was issued by ZurTel, LLC (“ZurTel”) on July 26, 2011 a promissory note (“the Note”) to memorialize $52 thousand of intercompany funding.  The promissory note requires 6% simple, non-compounding interest with the first required payment of $26 thousand to be paid on or before August 15, 2011.  Thereafter, on the fifteenth day of each calendar month starting September 15, 2011, ZurTel shall pay to the Company an amount equal to ZurTel’s cash flow for the immediately preceding calendar month (or the entire amount outstanding under the Note, if less) until such time as all principal and interest outstanding under the Note has been paid in full.

Sale of ZurTel, LLC

On July 26, 2011, the Company entered into a $10 purchase agreement with Mark Jarvis (Co-CEO) for the sale of ZurTel, a non-component entity of the Company.  At the time of disposition, ZurTel had assets of $73 and a $52 thousand intercompany liability payable to Zurvita Holdings. The sale resulted in a non-cash gain of $51,937.

Securities Purchase Agreements

On June 3, 2010 and June 9, 2011, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with an accredited investor whose principals are represented on our Board of Directors. Pursuant to the Purchase Agreements the Company issued and sold an aggregate of 3,800,000 shares of Series C Convertible Preferred Stock and Series C Common Stock Purchase Warrants to purchase an aggregate of 15,2000,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share (the “Securities”).  The Company received an aggregate of $3,800,000 from said accredited investor as the purchase price for the Securities.

NOTE 21 – SUBSEQUENT EVENTS

On August 8, 2011, the Company entered into an oral agreement with an accredited investor who is a related party, subject to further negotiations, to sell to the said related party certain securities, including, but not limited to, convertible preferred stock and warrants to purchase common stock of the Company.  The purchase price of the common stock is expected to be $1.5 million, which funds were received from related party on August 8, 2011. However, a preferred stock purchase agreement and other related transaction documents are in the process of being negotiated with related party and, accordingly, have not been executed at this time.

On August 8, 2011, the Company paid off $445 thousand of notes payable to Amacore with accrued interest of approximately $5 thousand.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We had no changes in or disagreements with accountants on accounting and financial disclosure in 2011 or 2010.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2011 using the criteria set forth in the Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based upon the evaluation, our management concluded that our internal controls over financial reporting were not effective as of July 31, 2011 because of a material weakness in our internal control over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Our management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions.  In addition, the use of multiple locations for processing transactions causes a lack of standardization in the financial reporting process of the Company which increases the risk that financial information is not captured completely and accurately. The Company has developed a plan and is in process of executing the plan to mitigate these material weaknesses, which includes the addition of personnel to the accounting function through the consolidating of accounting location.  Upon the consolidation of locations, the risk of incomplete and inaccurate reporting of financial information will be mitigated.  In addition, consultants are used to provide specialized technical skills such as valuation of warrant instruments requiring fair value accounting and impairment testing.  The use of specialists reduces the likeliness of a material error occurring in more technical accounting areas.

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

ITEM 9B - OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the respective names, ages and positions of our directors and executive officers.

Name of Officers and Directors	Age	Position
Jay Shafer	53	Co-Chief Executive Officer and Director

Mark Jarvis	52	Co-Chief Executive Officer and Director

Jason Post	36	Chief Financial Officer

Richard Diamond	47	Director

Shad Stastney	42	Director

Keith Hughes	53	Director

Guy Norberg	51	Director

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

Richard Diamond – Director

Richard Diamond is a Director of the Company.  Mr. Diamond has served as a Director of OmniReliant from its inception in August 21, 2006 thru June 18, 2010.  Since January 2008, Mr. Diamond has served as the President and Chief Executive Officer of Apogee Financial Investments, Inc. (“Apogee”) a private merchant bank incorporated in Florida. His areas of responsibility include administration, due diligence, document preparation and review, and assisting clients with corporate filings and compliance. Apogee owns 100% of Midtown Partners & Co., LLC, a FINRA licensed broker-dealer. From October 2004 to January 2008, Mr. Diamond served as the Senior Vice President of Apogee. From April 2000 until December 2005, Mr. Diamond served as Managing Member and Vice President of Apogee Business Consultants, LLC, a Nevada limited liability corporation specializing in reverse mergers and acquisitions. From October 2001 until December 2005, Mr. Diamond served as founder, President and sole director of RJ Diamond Consulting, Inc., a privately owned Florida corporation specializing in financial and public company consulting. From July 2003 until December 2003, Mr. Diamond served as a Director of Sabre Marketing, Inc. a private Florida corporation. From August 2001 until August 2002, Mr. Diamond served as the sole officer and director of Conus Holdings, Inc., a publicly reporting Nevada shell corporation.

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

As of July 14, 2010, the Company created within its Board, a Compensation Committee.

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

Audit Committee and Audit Committee Financial Expert

As of July 31, 2011, the Company did not have an audit committee.  However, Richard Diamond who is a Director of the Board is considered the financial expert of the Board.  Since our common stock is not listed for trading on a national securities exchange, but rather quoted on the OTC Markets Group (the “OTCQX”), we are not subject to rules relating to the independence of our directors or audit committee members.

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

Director Independence

Our common stock is quoted on the OTCQX, which does not have director independence requirements. None of our current board members are independent with respect to NASDAQ rule 4200(a)(15), which states a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned for services for the two most recently completed years by (i) Zurvita Holdings’s Co-Chief Executive Officer’s and (ii) the one additional most highly compensated executive officers whose total compensation during the years ended July 31, 2011 and 2010.

Name and Principal Position	Year	Base Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)

Jay Shafer	2010	-	-	-	72,791	-	-	-	72,791
Co-Chief Executive Officer and Director	2011	-	-	-	83,356	-	-	-	83,356

Mark Jarvis	2010	480,000	-	229,606	9,400	-	-	-	719,006
Co-Chief Executive Officer and Director	2011	480,000	-	229,606	-	-	-	-	683,606

Jason Post	2010	-	-	-	44,085	-	-	-	44,085
Chief Financial Officer	2011	-	-	-	46,946	-	-	-	46,946

(1)  Represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R.  For a discussion of valuation assumptions, see Note 13 to the financial statements contained in this Annual Report of Form 10K.

Narrative Disclosure to Summary Compensation Table
Employment Agreement with Mark Jarvis

On July 30, 2009, the Company entered into an employment agreement with Mark Jarvis (the “Jarvis Agreement”), pursuant to which Mr. Jarvis agreed to serve as Co-CEO of the Company for a term of two years.  Pursuant to the Jarvis Agreement, Mr. Jarvis shall receive annual compensation of $480 thousand (the “Base Salary”).  Mr. Jarvis shall also be entitled certain other benefits, including health insurance, as may be provided to other comparable executives of Zurvita Holdings.  In addition, within 30 days of the execution of the Jarvis Agreement, the Company shall place 7.2 million shares of the Company’s common stock in escrow on behalf of Mr. Jarvis (the “Initial Jarvis Shares”). The Initial Jarvis Shares are subject to a vesting period pursuant to which (i) 3.6 million shares shall vest on July 30, 2010, and (ii) 3.6 million shares shall vest on July 30, 2011.  In addition, in the event that for the first quarter ending six months after July 30, 2009 Zurvita Holdings is cash flow positive, the Company shall, within 30 days of the Company filing its Form 10-Q, issue to Mr. Jarvis 7.2 million shares.  Alternatively, for the two quarters ending six (6) months after Start-Up Period, (“Extended Measuring Quarters”), should the average Zurvita Holdings monthly cash flow during the Extended Measuring Quarters, as documented on the monthly cash flow statements, and verified in the Quarterly Report(s), be operationally cash flow positive, the Performance Shares shall be issued to Executive.  These shares were not issued at either of these aforementioned periods, as the requirements for issuance was not met.  The Performance Shares shall be subject to a one year vesting period from the time of initial grant.  In addition to his Base Salary, Mr. Jarvis shall also be eligible to receive certain incentive bonus compensation (the “Incentive Bonus”) based upon the revenue generated by Zurvita Holdings.  Mr. Jarvis’ Incentive Bonus shall be calculated as 10% of Zurvita Holdings income from operations before other income (expenses).  If Mr. Jarvis’ employment is terminated by the Company as a result of his disability (as such term is defined in the Jarvis Agreement), Mr. Jarvis shall be entitled to receive a lump sum payment equal to his (i) accrued but unpaid Base Salary, (ii) any outstanding expense reimbursements, (iii) any accrued but unpaid Incentive Bonus, (iv) a monthly amount, which when added to any amounts received by Mr. Jarvis from any disability policy in effect at the time of his disability, will equal Mr. Jarvis’ Base Salary for the 12 month period following the date of disability termination.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth, for each named executive officer, information regarding unexercised options as of the end of our fiscal year ended July 31, 2011.

Name	Number of Securities or Underlying Unexercised Options (#) Exercisable (1)	Number of Securities or Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date
Jay Shafer	100,000	-	0.25	11/13/2014
Co-Chief Executive Officer	718,750	281,250	0.20	7/14/2015

Mark Jarvis	100,000	-	0.25	11/13/2014
Co-Chief Executive Officer

Jason Post	100,000	-	0.25	11/13/2014
Chief Financial Officer	382,815	167,185	0.20	7/14/2015

(1) The securities listed in this column consist of unexercised warrants awarded to each name executive officer. Warrants presented herein are fully vested and immediately exercisable.

(2) The securities listed in this column consist of warrants awarded to each named executive officer that are not vested and exercisable.

Compensation of Directors

The following table sets forth the compensation of directors for the years ended July 31, 2011 and 2010.

Name and Principal Position	Year	Base Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total Compensation ($)

Richard Diamond	2010	-	-	-	9,400	-	-	-	9,400
Director	2011	-	-	-	-	-	-	-	-

Paul Morrison	2010	-	-	-	9,400	-	-	-	9,400
Former Director	2011	-	-	-	-	-	-	-	-

Guy Norberg	2010	-	-	-	72,791	-	-	-	72,791
Director	2011	-	-	-	85,356	-	-	-	85,356

Chris Phillips	2010	-	-	-	9,400	-	-	-	9,400
Former Director	2011	-	-	-	-	-	-	-	-

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

With respect to the dispositive control over shares, the control rests with the board of directors for both Infusion Brands and Amacore, while for Vicis the control rests with executive management.

Name and Address of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership (2)		Percentage of Class (2)

Executive Officers and Directors:
Richard Diamond (11)	100,000	(3)	*
Mark Jarvis	7,302,500	(4)	11%
Jay Shafer (12)	818,750	(5)	1%
Keith Hughes (10)	-		0%
Shad Stastney (10)	-		0%
Guy Norberg (12)	818,750	(5)	1%
Jason Post (12)	497,815	(6)	*
All officers and directors as a group (7 persons) (13)	9,537,815		13%

Other Beneficial Owners:
The Amacore Group, Inc.	37,210,000	(8)	38%
Vicis Capital Master Fund	110,400,000	(7)	63%
Infusion Brands International, Inc. f/k/a OmniReliant Holdings, Inc.	24,123,027	(9)	28%
* Less than 1%

(1) Unless otherwise indicated, the address for each individual listed in this column is c/o Zurvita Holdings, Inc., 800 Gessner, Houston, TX 77024.

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable.  For purposes of this table, 61,498,713 shares of our common stock outstanding as of October 28, 2011 together with securities exercisable or convertible into shares of our Common Stock within 60 days of July 31, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of July 31, 2011, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(3) Mr. Diamond's beneficial ownership includes 100,000 shares of Common stock issuable upon exercise of outstanding warrants.

(4) Pursuant to the terms of Mr. Jarvis’ employment agreement, the Company granted 7,202,500 shares of the Company’s common stock to Mr. Jarvis (the “Initial Jarvis Shares”).  The Initial Jarvis Shares are subject to a vesting period pursuant to which (i) 3,602,500 shares shall vest on July 30, 2010, and (ii) 3,600,000 sharesvested on July 30, 2011.  In addition, this includes 100,000 shares of Common Stock issuable upon exercise of outstanding warrants.

(5) Mr. Shafer's and Mr. Norberg's beneficial ownership includes 818,750 shares of Common Stock issuable upon exercise of outstanding warrants.

(6) Mr. Post's beneficial ownership includes 495,315 shares of Common Stock issuable upon exercise of outstanding warrants and 2,500 shares of Common Stock.

(7) Includes 55,200,000 shares of Common Stock issuable upon exercise of outstanding convertible preferred stock and 55,200,000 shares of Common Stock issuable upon exercise of outstanding warrants.

(8) Includes 37,210,000 shares of Common Stock .

(9) Includes 15,200,000 shares of Common Stock and 8,923,027 of Common Stock issuable upon exercise of outstanding convertible note payable .

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

There are immediate family members of Mr. Jarvis, who operate as Independent Business Owners (“IBO”) who were paid agent advances and commission compensation which approximated  $11 thousand and $91 thousand, respectively, for the year ended July 31, 2011, and approximately $37 thousand and $10 thousand, respectively, for the year ended July 31, 2010.   These payments were for work they performed on behalf of the Company.

Agreement with Infusion Brands International, Inc. f/k/a OmniReliant Holdings, Inc.

On October 9, 2009, the Company entered into a marketing agreement with Infusion Brands International, Inc. f/k/a OmniReliant Holdings, Inc., whereby the Company was granted a perpetual right, under all intellectual property rights applicable to the LocalAdLink Software, to market and sell the product through its independent sales representative.  As consideration for such agreement, a $2 million convertible note payable was issued and is due three years from the date of issuance and convertible at any time at the option the holder at a conversion price of $0.25 per share.  At July 31, 2011, the said note was convertible into approximately 8.9 million shares of common stock.  The Company has accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value.  The fair value of the conversion feature at issuance date was approximately $593 thousand.  The separation of the conversion feature from the note payable resulted in a discount on the note payable and a share conversion liability in the amount of approximately $593 thousand.  The share conversion liability is subject to recurring fair value adjustments each reporting period.  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest expense in the statement of operations.  During the year ended July 31, 2011, total interest expense related to the convertible note payable was approximately $323 thousand.   Of the interest expense recognized, approximately $130 thousand was elected by the Company to be deferred and added to the principal of the note.

Agreement with Amacore

The Company entered into a Marketing and Sales Agreement on July 31, 2009, pursuant to which Amacore agreed to provide certain services to Zurvita.  In addition, pursuant to the Agreement, Zurvita shall continue to have the right to benefit from certain agreements which Amacore maintains with product and service providers.  For the year ended July 31, 2011, Zurvita paid Amacore $461 thousand, for these services, as compared to $478 thousand for the prior year.

On August 10, 2010, Amacore issued to the Company an on-demand promissory note for $1.7 million.  The note accrued interest at 6% per annum.  As of July 31, 2011, Amacore had repaid the note plus accrued interest of $16 thousand on August 17, 2010.

On January 14, 2011, the Company issued to Amacore an on-demand promissory note for $375 thousand.  The note accrued interest at 15% per annum.  As of July 31, 2011, the Company had repaid the note plus accrued interest of $5 thousand.

On April 29, 2011, the Company issued to Amacore an on-demand promissory note for $30 thousand.  The note accrued interest at 15% per annum.  As of July 31, 2011, the Company had repaid the note plus accrued interest of $147.

On June 30, 2011, the Company issued to Amacore an on-demand promissory note for $150 thousand.  The note accrued interest at 15% per annum.  As of July 31, 2011, the Company had not repaid the note plus accrued interest of $2.5 thousand.

On June 30, 2011, the Company issued to Amacore an on-demand promissory note for $295 thousand.  The note accrued interest at 15% per annum.  As of July 31, 2011, the Company had not repaid the note plus accrued interest of $1.8 thousand.

Note Payable to Mark Jarvis

On July 19, 2011, the Company issued to Mark Jarvis an on-demand promissory note for $20 thousand.  The note accrued interest at 15% per annum.  As of July 31, 2011, the Company had not repaid the note plus accrued interest of $99.

ZurTel, LLC Promissory Note

The Company was issued by ZurTel, LLC (“ZurTel”) on July 26, 2011, a promissory note (“the Note”) to memorialize $52 thousand of intercompany funding.  The promissory note requires 6% simple, non-compounding interest with the first required payment of $26 thousand to be paid on or before August 15, 2011.  Thereafter, on the fifteenth day of each calendar month starting September 15, 2011, ZurTel shall pay to the Company an amount equal to ZurTel’s cash flow for the immediately preceding calendar month (or the entire amount outstanding under the Note, if less) until such time as all principal and interest outstanding under the Note has been paid in full.

Sale of ZurTel, LLC

On July 26, 2011, the Company entered into a $10 purchase agreement with Mark Jarvis (Co-CEO) for the sale of ZurTel, a non-component entity of the Company.  At the time of disposition, ZurTel had assets of $73 and a $52 thousand intercompany liability payable to Zurvita Holdings. The sale resulted in a non-cash gain of $51,937.

Securities Purchase Agreements

On June 3, 2010 and June 9, 2011, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with an accredited investor whose principals are represented on our Board of Directors.   Pursuant to the Purchase Agreements the Company issued and sold an aggregate of 3,800,000 shares of Series C Convertible Preferred Stock and Series C Common Stock Purchase Warrants to purchase an aggregate of 15,2000,000 shares of the Company’s Common Stock at an exercise price of $0.25 per share (the “Securities”).  The Company received an aggregate of $3,800,000 from said accredited investor as the purchase price for the Securities.

Director Independence

Our common stock is quoted on the OTC Markets Group (OTCQX), which does not have director independence requirements. None of our current board members are independent with respect to NASDAQ rule 4200(a)(15), which states a director is not considered to be independent if he or she also is an executive officer or employee of the corporation.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services performed by our principal accountant, Meeks International, LLP for the audit of our annual financial statements and review of financial statements for the years ended July 31, 2011 and 2010, respectively, and fees billed for other services rendered by Meeks International, LLP during such years.

	For the Year Ended July 31, 2011	For the Year Ended July 31, 201
Audit Fees	$34,050	$43,063
Tax Fees	-	-
Other	30,000	-
Total	$64,050	$43,063

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

10.3
Securities Purchase Agreement by and between the Company and Vicis Captial Master Fund dated June 9, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2011).

10.4
Second Amended and Restated Series C Convertible Preferred Stock Certificate of Designation, dated Jume9, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2011)

10.5
Form of Series C Common Stock Purchase Warrant Certificate between the Company and Vicis Captial Master Fund, dated June 9, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2010).

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

Dated: October 28, 2011	/s/ Jay Shafer
Jay Shafer
Co-Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the 28th day of October, 2011 in the capacities indicated.

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

10.3
Securities Purchase Agreement by and between the Company and Vicis Captial Master Fund dated June 9, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2011).

10.4
Second Amended and Restated Series C Convertible Preferred Stock Certificate of Designation, dated Jume9, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 6, 2011)

10.5
Form of Series C Common Stock Purchase Warrant Certificate between the Company and Vicis Captial Master Fund, dated June 9, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2010).

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