Form 10-Q
period 2011-10-31
Zurvita Holdings, Inc.
filed 2011-12-15
CIK 1408950

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒      Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2011

☐      Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

Commission file number 333-145898

ZURVITA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	26-0531863
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

800 Gessner Rd, Suite 110
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
Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 15, 2011:
65,098,713 shares of common stock, par value $0.0001

ZURVITA HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

Page No.

Item 1. Legal Proceedings.	30

Item 1a. Risk Factors.	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	30

Item 3. Defaults Upon Senior Securities.	30

Item 4. Removed and Reserved.	30

Item 5. Other Information.	30

Item 6. Exhibits.	30

Signatures	31

PART I - FINANCIAL INFORMATION
Item 1.   Financial Statements

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	October 31, 2011	July 31, 2011
ASSETS
Current assets
Cash	$92,516	$906
Marketable securities (at fair value)	4,000	36,800
Accounts receivable	275,343	202,710
Deferred expenses	174,666	90,369
Total current assets	546,525	330,785

Property, plant and equipment (net)	67,113	73,551
Total assets	$613,638	$404,336

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$238,826	$236,809
Accounts payable - related party	178,848	319,816
Advanced security proceeds	1,500,000	-
Notes payable - current	178,317	158,127
Notes payable - related party	-	465,000
Accrued expenses	464,898	313,140
Deferred revenue	101,579	114,796
Deferred compensation - related party	30,000	97,546
Income tax payable	583	4,486
Total current liabilities	2,693,051	1,709,720

Notes payable - long term	2,047,661	1,961,860
Fair value of warrants	71,200	299,600
Total liabilities	4,811,912	3,971,180

Redeemable preferred stock	6,026,747	6,026,747

Stockholders' deficit

Common stock ($.0001 par value, 300,000,000 shares authorized; 73,098,713 and 69,498,713 shares issued and 65,098,713 and 61,498,713 shares outstanding as of October 31, 2011 and July 31, 2011, respectively)	7,310	6,950
Treasury stock	(210,000)	(210,000)
Additional paid-in capital	10,413,856	10,384,491
Accumulated deficit	(20,436,187)	(19,775,032)
Total stockholders' deficit	(10,225,021)	(9,593,591)

Total liabilities, redeemable preferred stock and stockholders' deficit	$613,638	$404,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	October 31,
	2011	2010
REVENUES
Administrative websites	$128,323	$461,728
Advertising sales	59,030	241,273
Commissions	103,759	111,091
Consumable products	897,490	-
Marketing fees and materials	75,821	349,227
Membership fees	45,862	149,466
Total revenues	1,310,285	1,312,785

COST OF SALES
Benefit and service cost	173,093	312,924
Consumable products manufacturing cost	269,670	-
Sales commissions	679,667	569,357
Total cost of sales	1,122,430	882,281

GROSS PROFIT	187,855	430,504

OPERATING EXPENSES
Depreciation	8,716	9,787
Office related expenses	132,009	126,699
Payroll and employee benefits	506,539	606,852
Professional fees	217,505	292,886
Selling and marketing	145,932	523,488
Travel	20,402	79,751
Total operating expenses	1,031,103	1,639,463

Loss from operations before other income	(843,248)	(1,208,959)

OTHER INCOME
Gain on change in fair value of share conversion feature	-	323,249
Gain on change in fair value of warrants	228,400	3,124,000
Gain on extinguishment of debt	80,753	-
Interest expense	(93,677)	(83,629)
Interest income	-	4,756
Loss on change in fair value of marketable securities	(32,800)	(320,000)
Total other income	182,676	3,048,376

(Loss) income before income taxes	(660,572)	1,839,417

Income taxes	583	1,302

Net (loss) income	$(661,155)	$1,838,115

Basic (loss) earnings per share	$(0.01)	$0.03

Diluted (loss) earnings per share	$(0.01)	$0.02

Basic weighted average number of common shares outstanding	61,537,843	61,498,713

Diluted weighted average number of common shares outstanding	61,537,843	109,098,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	October 31, 2011	October 30, 2010
Cash flows from operating activities
Net (loss) income	$(661,155)	$1,838,115
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of note payable discount	51,721	46,000
Depreciation	8,716	9,787
Share-based compensation	29,725	155,312
Gain on change in fair value of share conversion feature	-	(323,249)
Gain on change in fair value of warrants	(228,400)	(3,124,000)
Gain on extinguishment of debt	(80,753)	-
Loss on change in fair value of marketable securities	32,800	320,000
Changes in operating assets and liabilities
Increase in accounts receivable	(72,633)	(46,643)
Decrease in agent advanced compensation	-	273,810
(Increase) decrease in deferred expenses	(64,106)	1,097
Increase (decrease) in accounts payable and accrued expenses	56,191	(238,535)
Decrease in deferred revenue	(13,218)	(188,911)
Decrease in deferred compensation related party	-	(12,692)
Net cash used in operating activities	(941,112)	(1,289,909)

Cash flows from investing activities:
Proceeds from promissory note receivable	-	1,702,000
Purchase of property and equipment	(2,278)	(4,979)
Net cash (used in) provided by investing activities	(2,278)	1,697,021

Cash flows from financing activities:
Advanced security proceeds	1,500,000	-
Proceeds from exercise of warrants	-	500
Principal payments made on notes payable	(465,000)	(75,576)
Net cash provided by (used in) financing activities	1,035,000	(75,076)

Net change in cash balance	91,610	332,036

Beginning cash	906	289,442

Ending cash	$92,516	$621,478

Supplemental disclosure of cash flow information
Cash paid for interest	$5,903	$5,423

Cash paid for taxes	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
(Unaudited)

	Shares Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Deficit
Balance, July 31, 2011	61,498,713	$6,950	$(210,000)	$10,384,491	$(19,775,032)	$(9,593,591)

Share-based compensation	-	-	-	29,725	-	29,725

Issuance of common stock	3,600,000	360	-	(360)	-	-

Net loss available to common stockholders	-	-	-	-	(661,155)	(661,155)

Balance, October 31, 2011	65,098,713	$7,310	$(210,000)	$10,413,856	$(20,436,187)	$(10,225,021)

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

At October 31, 2011, the Company had negative working capital of approximately $2.1 million, an accumulated deficit of approximately $20.4 million and negative cash flows from operating activities of approximately $941 thousand.  Since the date of inception, the Company has used approximately $11.1 million in operations.

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

ZURVITA HOLDINGS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(UNAUDITED)

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

Refunds and Chargebacks

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $13 thousand and $51 thousand for the three months ended October 31, 2011 and 2010, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimates for an allowance for refunds and chargebacks totaled approximately $10 thousand and $10 thousand is included in accrued expenses in the accompanying consolidated balance sheets as of October 31, 2011 and July 31, 2011, respectively.

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

ZURVITA HOLDINGS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(UNAUDITED)

Accounts Receivable

Accounts receivable are stated at estimated net realizable value.  Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts.  In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances.  At October 31, 2011 and July 31, 2011, no allowance was recorded.

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

ZURVITA HOLDINGS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(UNAUDITED)

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

ZURVITA HOLDINGS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(UNAUDITED)

NOTE 3 – NON CASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the three months ended:

	October 31, 2011	October 31, 2010

Financed insurance agreement	$20,190	$19,627

Accrued interest converted to principal	34,080	32,201

NOTE 4 – DEFERRED EXPENSES

Deferred expenses increased to approximately $175 thousand at October 31, 2011 from approximately $90 thousand at July 31, 2011, an increase of approximately $85 thousand. The increase is a result of deposits paid on bulk packaging materials, on sales recognition retreat, and on various insurance renewals.

NOTE 5 – NOTES PAYABLE

Notes payable consist of the following:

	October 31, 2011	July 31, 2011

Related party convertible note payable; face amount $2 million; bearing interest of 6% per annum; secured; principal payment due on October 9, 2012	$2,047,661	$1,961,860

Financing agreement; bearing interest at 5.75% per annum; payable in monthly installments of approximately $2.2 thousand due through July 2012	20,190	-

Related party Promissory note payable; bearing interest of 15% per annum; unsecured; due on demand	-	465,000

Promissory note payable; bearing interest of 7.5% per annum; unsecured; principal payments due monthly approximately $27 thousand through July 2011; currently in default	158,127	158,127

Total notes payable	2,225,978	2,584,987

Less current portion	178,317	623,127

Total long-term debt	$2,047,661	$1,961,860

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

ZURVITA HOLDINGS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(UNAUDITED)

The share conversion liability is subject to recurring fair value adjustments each reporting period (see Note 9 - Assets and Liabilities Measured at Fair Value).  The discount is amortized over the life of the note payable using the effective interest method and recorded as interest expense in the statement of operations.  During the three months ended October 31, 2011 and 2010, total interest expense related to the convertible note payable was approximately $86 thousand and $78 thousand, respectively.   Of the interest expense recognized for the three months ended October 31,  2011 and 2010, approximately $34 thousand and $32 thousand, respectively, was elected by the Company to be deferred and added to the principal of the note.

At October 31, 2011, the said note was convertible into approximately 9.1 million shares of common stock with a market value of approximately $181 thousand.

The Company is in default with respect to the promissory note due July 2011.   Consequently, the Company has accrued interest in accordance with the promissory notes’ default provision at an interest rate of 18%.

The following is a schedule of the future maturity payments required under the Company’s promissory notes payable.

As of October 31, 2011

Current	$178,317
2012	2,256,687
2,435,004
Net of discount on convertible note payable	(209,026)
$2,225,978

Of the notes payable, approximately $178 thousand is classified as a current liability as of October 31, 2011.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following at October 30, 2011 and July 31, 2011:

	October 31, 2011	July 31, 2011
Commissions	$237,168	$130,705
Interest	34,474	32,286
Marketing materials	1,040	1,284
Payroll	84,453	58,252
Refund reserve	10,000	10,000
Rent	3,574	4,757
Sales tax payble	53,634	34,601
Unclaimed property	40,555	41,255
Total	$464,898	$313,140

NOTE 7 - DEFERRED REVENUE

Deferred revenue consists of the following at October 31, 2011 and July 31, 2011:

	October 31, 2011	July 31, 2011
Advertising	$23,935	$20,574
Consumable products	15,441	6,806.00
Direct response media	45,437	45,854
Marketing fees	1,832	15,875
Member fees	14,934	25,687
Total	$101,579	$114,796

ZURVITA HOLDINGS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(UNAUDITED)

NOTE 8 – DEFERRED COMPENSATION

Deferred compensation is made up of compensation due to a consultant.  This individual deferred his compensation in an effort to manage cash flow while the Company undertook several capital intensive initiatives.  As of October 31, 2011 and July 31, 2011, the balance of deferred compensation was approximately $30 thousand and $98 thousand, respectively.

NOTE 9 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Financial instruments which are measured at estimated fair value on a recurring basis in the consolidated financial statements include marketable securities, an embedded share conversion feature and non-compensatory warrants.  The fair value of the marketable securities was determined by the market price as quoted on the OTC.  The fair value of the share conversion feature and warrants was determined by an independent expert valuation specialist using the Black-Scholes Option Pricing Model.

Assets and liabilities measured at estimated fair value and their corresponding fair value hierarchy is summarized as follows:

October 31, 2011 Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value

Marketable securities	$4,000	$-	$4,000
Total Assets	$4,000	$-	$4,000

Share conversion feature	$-	$-	$-
Warrants	$-	$71,200	$71,200
Total liabilities	$-	$71,200	$71,200

July 31, 2011 Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Marketable securities	$36,800	$-	$36,800
Total Assets	$36,800	$-	$36,800

Share conversion feature	$-	$-	$-
Warrants	$-	$299,600	$299,600
Total liabilities	$-	$299,600	$299,600

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

ZURVITA HOLDINGS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(UNAUDITED)

The Company recorded an unrealized loss of $33 thousand and $320 thousand on its marketable securities for the three months ended October 31, 2011 and 2010, respectively.  These losses have been included in the Statement of Operations caption “Loss on change in fair value of marketable securities.”

The changes in level 3 liabilities measured at fair value on a recurring basis during the three months ended October 31, 2011 and the year ended July 31, 2011 are summarized as follows:

	Balance Beginning of Period	Issuance	(Gain) or Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the three months ended October 31, 2011
Share conversion feature	$-	$-	$-	$-
Warrants	$299,600	$-	$(228,400)	$71,200

For the Year Ended July 31, 2011
Share conversion feature	$462,013	$-	$(462,013)	$-
Warrants	$6,370,000	$24,000	$(6,094,400)	$299,600

For the three months ended October 31, 2011 and 2010, an unrealized gain of approximately zero and $323 thousand, respectively, are included in earnings within the Statement of Operations caption “Gain on change in fair value of share conversion feature.”

For the three months ended October 31, 2011 and 2010, an unrealized gain of $228 thousand and $3.1 million, respectively, are included in earnings within the Statement of Operations caption “Gain on change in fair value of warrants.”  The unrealized gains from the change in the fair value of warrants is a result of a decrease in the Company’s  share price from $0.20 to $0.02 which is used as an input  in the share price used in valuing the warrants.

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

NOTE 10—REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 10 million shares of preferred stock with a par value of $0.0001 per share.  The following table summarizes the Preferred Stock issuances and number of Preferred Shares outstanding:

		Shares Outstanding at
Preferred Stock	Date of
Issuance	Issuance	October 31, 2011	July 31, 2011
Series A	July 30, 2009	1,750,000	1,750,000
Series B	October 6, 2009	2,000,000	2,000,000
Series C	January 29, 2010	1,000,000	1,000,000
Series C	June 3, 2010	2,300,000	2,300,000
Series C	June 9, 2011	1,500,000	1,500,000
		8,550,000	8,550,000

Series A, Series B and Series C Convertible Preferred Stock is collectively referred to herein as “Convertible Preferred Stock.”

Significant rights of the Convertible Preferred Stock are discussed below:

ZURVITA HOLDINGS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(UNAUDITED)

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

The liquidation value of Series A, Series B and Series C Convertible Preferred Stock was $1.75 million, $2 million and $4.8 million, respectively, as of October 31, 2011.

ZURVITA HOLDINGS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(UNAUDITED)

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

At October 31, 2011, Series A, Series B and Series C Convertible Preferred Stock is convertible into 28 million, 8 million and 19.2 million common shares, respectively.  If the Convertible Preferred Stock had been converted as of October 31, 2011, the aggregate market price of the common shares for Series A, Series B and Series C would have been approximately $560 thousand, $160 thousand, and $384 thousand, respectively.

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

ZURVITA HOLDINGS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(UNAUDITED)

		Total	Value	Preferred Stock
Preferred Stock	Date of	Proceeds	Allocated to	Carrying
Issuance	Issuance	Received	Warrants	Amount
Series A	July 30, 2009	$1,750,000	$539,000	$1,211,000
Series B	October 6, 2009	$2,000,000	$930,838	$1,069,162
Series C	January 29, 2010	$1,000,000	$431,415	$568,585
Series C	June 3, 2010	$2,300,000	$598,000	$1,702,000
Series C	June 9, 2011	$1,500,000	$24,000	$1,476,000

On August 8, 2011, the Company entered into an oral agreement with a related party, subject to further negotiations, to sell to the related party certain securities, including, but not limited to, convertible preferred stock and warrants to purchase common stock of the Company.  The purchase price of the common stock is expected to be $1.5 million, which funds were received from related party on August 8, 2011. However, a preferred stock purchase agreement and other related transaction documents are in the process of being negotiated with related party and, accordingly, have not been executed at this time.   Consequently, the Company has recorded the proceeds as a liability on the Balance Sheet caption “Advanced Security Proceeds.”   Upon finalization of terms, the Company will fair value the financial instruments and reclass as necessary.

NOTE 11 - COMMON STOCK

The Company has authorized 300 million common shares with a par value of $0.0001 per share.   On all matters required by law to be submitted to a vote of the holders of common stock, each share of common stock is entitled to one vote per share.

On July 30, 2009, the Company granted Mr. Jarvis 1.8 million shares of common stock, to be held in escrow, in connection with the execution of an employment agreement.  These shares will be issued to Mr. Jarvis in accordance with the vesting period or upon completion of certain performance measures.  Due to the forward stock split, the amount of shares was increased to 7.2 million shares of common stock.  The shares were subject to a vesting period in which 3.6 million shares vested on July 30, 2010 and July 30, 2011, respectively.  The grant date fair value was approximately $306 thousand.  As of October 31, 2011, all shares were vested and issued.

For the three months ended October 31, 2011 and 2010, approximately $29 thousand and $155 thousand, respectively, of stock-based compensation expense was recognized, as a result of various share issuances.

On July 31, 2009, the Company entered into a stock repurchase agreement with a majority shareholder to purchase 8 million shares for $210 thousand or $0.26 per share.  The treasury stock was recorded at cost.  Management’s plan is to retain these shares.

NOTE 12–WARRANTS

During 2009,  Zurvita’s Board of Directors adopted the 2009 Incentive Stock Plan (the 2009 Plan), pursuant to which we reserved for issuance 6 million shares of Zurvita common stock to be used as awards to employees, directors, consultants, and other service providers. The purpose of the 2009 Plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into Zurvita’s development and financial success.  Under the 2009 Plan, Zurvita is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2009 Plan is administered by the Board’s designated Compensation Committee.  As of October 31, 2011, approximately 5.4 million total options were issued under the 2009 Plan.

ZURVITA HOLDINGS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(UNAUDITED)

The following table summarizes the status of all warrants outstanding and exercisable at October 31, 2011.

Outstanding Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	60,475,000	$0.16	5.03
$0.50 to $0.99	100,000	$0.75	3.28
	60,575,000	$0.16	5.02

Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	59,514,696	$0.16	5.05
$0.50 to $0.99	100,000	$0.75	3.28
	59,614,696	$0.16	5.04

Compensatory Equity Warrants

During the three months ended October 31, 2011, the Company issued compensatory equity warrants to purchase an aggregate of approximately 200 thousand shares of common stock.

Assumptions used to determine the fair value of the compensatory warrants granted during the three months ended October 31, 2011 and during the year ended July 31, 2011 are as follows.

	October 31, 2011	July 31, 2011

Expected dividends	0%	0%
Expected volatility	65%	65%
Risk free interest rate	0.45% - 0.94%	0.70% - 1.30%
Expected life	5 years	5 years

The following table summarizes the activity for compensatory warrants classified as equity for the three months ended October 31, 2011.

	Compensatory Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2011	5,175,000	$0.22	3.89	$-
Granted	200,000	0.20	-	-
Exercised	-	-	-	-
Cancelled or Expired	-	-	-	-
Outstanding at October 31, 2011	5,375,000	$0.22	3.69	$-
Exercisable at October 31, 2011	4,414,696	$0.22	3.65	$-

ZURVITA HOLDINGS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(UNAUDITED)

There were no warrants exercised during the three months ended October 31, 2011 and therefore no intrinsic value realized.  The total fair value of warrants vested during the three months ended October 31, 2011 was approximately $11 thousand.  The weighted average grant date fair value of warrants granted during the three months ended October 31, 2011 and 2010 was $0 and $0, respectively.

A summary of the status of the Company's non-vested compensatory equity warrants as of October 31, 2011, and the changes during the three months ended October 31, 2011, is presented below.

	Compensatory Equity Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2011	1,316,503	$0.14
Issued	200,000	0.20
Exercised	-	-
Expired	-	-
Vested	(556,199)	0.93
Non-vested at October 31, 2011	960,304	$0.13

Total compensation cost related to non-vested awards not yet recognized is approximately $25 thousand and the weighted average period over which it is expected to be recognized is 1 year.

Non-compensatory Liability Warrants

During the three months ended October 31, 2011, Zurvita issued in conjunction with preferred stock non-compensatory warrants to purchase an aggregate of approximately 6 million shares of common stock.  There were approximately 55.2 million non-compensatory warrants outstanding as of October 31, 2011, all of which were classified as liabilities.  These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control or certain exercise prices are not fixed which has the potential to cause a variable number of shares and/or value exchange upon exercise.

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

Assumptions used to determine the fair value of the non-compensatory warrants outstanding during the three months ended October 31, 2011 and granted at and during the year ended July 31, 2011 are as follows.

	October 31, 2011	July 31, 2011

Expected dividends	0%	0%
Expected volatility	65%	65%
Risk free interest rate	0.94% - 1.47%	1.41% - 2.50%
Expected life	7 years	7 years

There were no vested or non-vested compensatory liability issuances, exercises or expirations during the three months ended October 31, 2011.

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

ZURVITA HOLDINGS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(UNAUDITED)

Amacore had accelerated the vesting conditions of the original award prior to July 31, 2009 and, therefore, no compensation expense is recorded in fiscal 2010.  As of October 31, 2011, there were 800 thousand warrants outstanding and exercisable.  No warrants expired, nor were any warrants exercised or forfeited during the three months ended October 31, 2011 and, therefore, no intrinsic value has been realized.  As of October 31, 2011, the weighted average exercise price of warrants granted was $0.60.  The grant date fair value of the warrants granted was $0.43.

Stock-Based Compensation Expense

For the three months ended October 31, 2011 and 2010, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, with the Statement of Operations as follows:

	For the Three Months Ended
	October 31
	2011	2010
Stock-based compensation:
Payroll and employee benefits	$29,725	$155,312
Total	$29,725	$155,312

NOTE 13 - RELATED PARTY TRANSACTIONS

Commissions Paid

There are immediate family members of Mr. Jarvis, who operate as independent sales consultants who were paid agent advances and commission compensation which approximated $0 thousand and $27 thousand, respectively, for the three months ended  October  31, 2011, and approximately $5 thousand and $14 thousand, respectively, for the three months ended October 31, 2010.   These payments were for work they performed on behalf of the Company.

Interest on Note Payable to Infusion Brands International, Inc. f/k/a OmniReliant Holdings, Inc.

The Company recognized interest expense with respect to the note payable due to Infusion Brands, who is a significant shareholder of the company.  For the three months ended October 31, 2011 and 2010, interest expense was approximately $86 thousand and $78 thousand, respectively.  Of the interest expense recognized, approximately $51 thousand and $46 thousand relates to the amortization of the discount and approximately $34 thousand and $32 was added to the principal of the note for the three months ended October 31, 2011 and 2010, respectively.

Agreement with Amacore

The Company entered into a Marketing and Sales Agreement on July 31, 2009, pursuant to which Amacore agreed to provide certain services to Zurvita.  In addition, pursuant to the Agreement, Zurvita shall continue to have the right to benefit from certain agreements which Amacore maintains with product and service providers.  For the three months ended October 31, 2011, Zurvita paid Amacore $262 thousand, for these services, as compared to $189 thousand for the same period in the prior year.

On June 30, 2011, the Company issued to Amacore an on-demand promissory note for $150 thousand.  The note accrued interest at 15% per annum.  As of October 31, 2011, the Company repaid the note plus accrued interest of $3 thousand.

On June 30, 2011, the Company issued to Amacore an on-demand promissory note for $295 thousand.  The note accrued interest at 15% per annum.  As of October 31, 2011 the Company repaid the note plus accrued interest of $2.9 thousand.

Note Payable to Mark Jarvis

On July 19, 2011, the Company issued to Mark Jarvis an on-demand promissory note for $20 thousand.  The note accrued interest at 15% per annum.  As of October 31, 2011, the Company repaid the note plus accrued interest of $213.

ZURVITA HOLDINGS, INC.
NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED
(UNAUDITED)

NOTE 14- SUBSEQUENT EVENTS

On December 6, 2011, the Company entered into an oral agreement with a related party, subject to further negotiations, to sell to the said related party certain securities, including, but not limited to, convertible preferred stock and warrants to purchase common stock of the Company.  The purchase price of the common stock is expected to be $1.3 million, which funds were received from related party on December 6, 2011. However, a preferred stock purchase agreement and other related transaction documents are in the process of being negotiated with related party and, accordingly, have not been executed at this time.

Effective November 30, 2011, Guy P. Norberg resigned from his position as a member of the board of directors of the Company. There were no disagreements or dispute between Mr. Norberg and the Company which led to his resignation. His resignation was effective immediately.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties.  These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through October 31, 2012, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita Holdings Inc. (“Zurvita”) anticipated growth in sales and margins, and our ability to achieve profitability. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions.  One should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company’s control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made.  The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended July 31, 2011 filed with the Securities and Exchange Commission on October 28, 2011 (the “2010 Annual Report”), not all of which are known to the Company.  If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements. The Company will update this forward-looking information only to the extent required under applicable securities laws.  Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

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

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition and results of our operations.  The MD&A is organized as follows:

•	Overview – This section provides a general description of our business.

•	Results of operations – This section provides an analysis of our results of operations comparing the three months ended October 31, 2011 and 2010. This analysis is provided on a consolidated basis.

•
Liquidity and capital resources – This section provides an analysis of our cash flows for the three months ended October 31, 2011 and 2010 as well as a discussion of our liquidity and capital resources.

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

Recently, Zurvita entered into the growing Health & Wellness industry with its recent launch of “Zeal”, a nutritional drink, and the weight management market with the launch of Zurvita’s Zeal Weight Management Program.

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

RESULTS OF OPERATIONS

Results of Operations

	For the Three Months Ended October 31,
			Increase
	2011	2010	(Decrease)

Revenues	$1,310,285	$1,312,785	$(2,500)
Cost of Sales	1,122,430	882,281	240,149

Gross Profit	187,855	430,504	(242,649)

Operating Expenses	1,031,103	1,639,463	(608,360)
Operating Loss	(843,248)	(1,208,959)	(365,711)

Other Income	182,676	3,048,376	(2,865,700)

(Loss) income before income taxes	(660,572)	1,839,417	(2,499,989)

Income Taxes	583	1,302	(719)

Net (Loss) Income	$(661,155)	$1,838,115	$(2,499,270)

Basic (Loss) Earnings Per Share	$(0.01)	$0.03

Diluted (Loss) Earnings Per Share	$(0.01)	$0.02

Revenue:

For the three months ended October 31, 2011 and October 31, 2010, total revenue was constant at $1.3 million. Despite material decreases in the administrative websites, marketing fees and materials and membership fees revenue components, the Company was able to achieve consistent total revenue due to the Company’s new, consumable product that launched subsequent to October 31, 2010.  The various components of total revenue are discussed below.

Administrative Websites
Administrative website sales were approximately $128 thousand for the three months ended October 31, 2011, as compared to approximately $462 thousand for the three months ended October 31, 2010.  Prior to the Company’s lunch of Zeal, the Company experienced various product issues that resulted in significant attrition of the Company’s active consultant base who subscribe for such websites, resulting in an approximate $334 thousand decrease in administrative website revenue.

 Advertising Sales
The Company’s advertising sales were approximately $59 thousand for the three months ended October 31, 2011, as compared to approximately $241 thousand for the three months ended October 31, 2010.  The Company has reduced its marketing of Zlinked due to its technology platform having technical shortcomings that led to adverse refund and persistency rates, which caused an approximate $182 thousand decrease in advertising sales.  The Company is addressing these issues by redesigning the ZLinked technology platform to lower operating cost, to allow for more competitive product pricing, and to provide enhanced functions and services that are expected to increase the product’s performance and market value.

Commissions
The Company’s commission revenue for the three months ended October 31, 2011, was approximately $104 thousand as compared to approximately $111 thousand for the three months ended October 31, 2010.  The approximate $7 thousand decrease is due to run off of the Company’s residential energy block of business as well as lower commercial energy sales.  The Company did not market residential energy during the three months ended October 31, 2011. The Company is currently marketing only commercial energy in the State of Texas on a limited basis.

Consumable Products
The Company’s consumable products revenue represents Zeal product sales. For the three months ended October 31, 2011, consumable products revenue was approximately $898 thousand.  Zeal was launched in February 2011; therefore, there is no prior period revenue.

Marketing Fees and Materials
The Company’s marketing fees and materials revenue for the three months ended October 31, 2011, was approximately $75 thousand as compared to approximately $349 thousand for the three months ended October 31, 2010.  The aforementioned attrition of the Company’s active consultant base was the significant factor resulting in an approximate $274 thousand decrease in marketing fees and materials revenue.

Membership Fees
The Company’s membership fees were approximately $46 thousand for the three months ended October 31, 2011, as compared to $150 thousand for the three months ended October 31, 2010.  The decrease in membership revenue is a result of the Company’s efforts to focus on the sale of advertising, energy, and consumable products as they are higher margin products.

Cost of Sales:

Total cost of sales for the three months ended October 31, 2011, was approximately $1.1 million as compared to approximately $882 thousand for the three months ended October 31, 2010.  The increase in cost of sales is related to the commissions paid to sales consultants as well as consumable product costs related to the Zeal product.  The various components of cost of sales are discussed below.

Benefit and Service Cost

Benefit and service cost represents the direct cost of the membership and subscription products sold such as administrative websites, advertising sales, marketing materials and membership fees.  Benefit and service cost was approximately $173 thousand as compared to approximately $313 thousand.  The decrease is due to less administrative website sales, advertising sales and membership fees.

Consumable Products Manufacturing Cost

Consumable products manufacturing cost represents Zeal’s manufactured cost and the cost of shipping the product to customers.  For the three months ended October 31, 2011, the Company recognized $270 thousand of such cost.  Zeal was launched in February 2011; therefore, there is no such prior quarter cost.

Sales Commissions

The Company pays its independent sales agents on a commission basis.  Sales commissions for the three months ended October 31, 2011, were approximately $680 thousand as compared to approximately $569 thousand for the three months ended October 31, 2010.  The increase of $111 thousand is a result of various promotions implemented to stimulate consumable product sales growth.

Gross Profit:

For the three months ended October 31, 2011, gross profit was approximately $188 thousand or 14%, as compared to approximately $431 thousand or 33% for the three months ended October 31, 2010.  Although total revenues were consistent between the periods, the gross profit amount and percentage decreased due to the significant increase in sales commissions.

Operating Expenses:

Our operating expenses for the three months ended October 31, 2011 and for the three months ended October 31, 2010, were approximately $1.0 million and $1.6 million, respectively.

The table below sets forth components of our operating expenses for the three months ended October 31, 2011, compared to the corresponding prior year period:

	Three Months Ended October 31,
	2011	2010	Increase (Decrease)

Depreciation	$8,716	$9,787	$(1,071)
Office Related Expenses	132,009	126,699	5,310
Payroll and Benefits	506,539	606,852	(100,313)
Professional Fees	217,505	292,886	(75,381)
Selling and Marketing	145,932	523,488	(377,556)
Travel	20,402	79,751	(59,349)

Total operating expenses	$1,031,103	$1,639,463	$(608,360)

Depreciation expense for the three months ended October 31, 2011, was approximately $9 thousand, a decrease of approximately $1 thousand from the same prior year period.  The decrease is due to lower carrying values of depreciable assets during the three months ended October 31, 2011 as compared to the same prior year period.

Office related costs include rent, insurance, utilities and office maintenance. For the three months ended October 31, 2011 these costs were approximately $29 thousand, $13 thousand, $11 thousand, and $79 thousand, respectively, as compared to $49 thousand, $12 thousand, $12 thousand, and $54 thousand for the three months ended October 31, 2010, an overall increase of approximately $5 thousand.

Payroll and related expenses for the three months ended October 31, 2011 was approximately $507 thousand, a decrease of approximately $100 thousand over the same prior year period.  The decrease is due to certain employee salary reductions and less recognition of stock based compensation.

Professional fees consist of consulting, accounting fees, contract labor and legal costs. For the three months ended October 31, 2011, these costs were approximately $53 thousand, $88 thousand, $45 thousand and $32 thousand, respectively, as compared to $64 thousand, $101 thousand, $88 thousand, and $40 thousand for the three months ended October 31, 2010.  Significant reductions in accounting fees and contract labor led to an overall professional fees decrease of approximately $75 thousand.  The higher accounting fees in the prior period was due to the Company changing its auditors and the predecessor auditor’s inability to provide consent to the use of their opinion on prior year financial statements which led to a re-audit of the prior year financial statements by the current auditor.  The decrease in contract labor is a result of the Company reducing its dependency on contract labor for its Zlinked operations.

Selling and marketing expenses for the three months ended October 31, 2011, were $146 thousand as compared to $523 thousand for the three months ended October 31, 2010, a decrease of approximately $377 thousand over the prior reporting period.  The significant decrease is due to less amortization of deferred costs such as agent advanced compensation and other prepaid marketing costs between the periods.

Business travel expenses for the three months ended October 31, 2011, were approximately $20 thousand, a decrease of approximately $59 thousand as compared to the three months ended October 31, 2010.  Travel expenses decreased as the Company limited its business travel to reduce expenses.

Other Income (Expense):

Gain on change in fair value of embedded share conversion feature

An embedded share conversion feature exists within the Company’s convertible note payable.  The Company has determined the conversion feature to be a derivative instrument and has estimated its at fair value at the time of issuance and at each subsequent reporting period.  We recorded an unrealized gain on the conversion feature for the three months ended October 31, 2011 of approximately $0 as compared to the unrealized gain for the three months ended October 31, 2010 of approximately $323 thousand.  These unrealized gains are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 9 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the estimation of the fair value of this conversion feature.

Gain on change in fair value of warrants

The Company’s liability warrants are recorded at fair value.  Their fair value is subject to remeasurement on a recurring basis.  For the three months ended October 31, 2011 and 2010, the change in fair value of these warrants was approximately a gain of $228 thousand and a gain of $3.1 million, respectively.  The gain in fair value for the three months end October 31, 2011 is a result of the significant decline in share price from $0.04 to $0.02 which is used as an input in fair valuing the warrants. The gain in fair value for the three months ended October 31, 2010 is a result of the significant decline in share price from $0.32 to $0.14.  These gains are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 9 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the estimation of the fair value of these warrants.

Interest expense

Interest expense for the three months ended October 31, 2011 was approximately $94 thousand, as compared to $84 thousand for the three months ended October 31, 2010.  The increase in interest expense is a result of accreting the discount recognized on the Company’s $2 million interest bearing convertible note issued on October 9, 2009.  Accretion of $86 thousand is included within interest expense for the three months ended October 31, 2011, as compared to $78 thousand of accretion included within interest expense for the three months ended October 31, 2010.

Loss on change in fair value of marketable securities

The Company’s marketable securities consist of non-registered common stock. The Company fair values these securities on a recurring basis.  The Company recorded an unrealized loss of $33 thousand for the three months ended October 31, 2011, as compared to the unrealized loss of $320 thousand recorded for the three months ended October 31, 2010.   These losses are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 9– Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the determination of fair value for the Company’s marketable securities.

Income Taxes:

For the three months ended October 31, 2011, the Company estimated approximately $583 in tax expense as compared to $1 thousand for the three months ended October 31, 2010.  The decrease between the periods is a result of the Company’s gross margin is the basis for estimating Texas gross margin tax.

The Company realized no federal tax benefit from the deferred tax asset resulting from its historical net operating loss carryforwards as the deferred tax asset is fully reserved.

Net (Loss) Income:

The Company had net loss of approximately $661 thousand for the three months ended October 31, 2011, as compared to a net income of approximately $1.8 million for the three months ended October 31, 2010.  The main reason the Company went from earnings to a loss is due to the Company recognizing less of an unrealized gain on the change in fair value of the Company’s liability warrants between the periods.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of October 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the three month period ended October 31, 2011 to the corresponding prior period:

	October 31, 2011	October 31, 2010

Net cash used in operating activities	$(941,112)	$(1,289,909)
Net cash provided by (used in) investing activities	(2,278)	1,697,021
Net cash (used in) provided by financing activities	1,035,000	(75,076)

Net decrease in cash	$91,610	$332,036

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

As of October 31, 2011:

Current	$80,106
Thereafter	-
$80,106

Since its inception, the Company has met its capital needs principally through sale of its equity securities and the issuance of debt.  The proceeds from the sale of these securities have been used for the Company’s operating expenses, such as salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above.  At October 31, 2011, the Company had negative working capital of approximately $2.1 million, an accumulated deficit of approximately $20.4 million and negative cash flows from operating activities of approximately $941 thousand. Since its inception, the Company has used approximately $11.1 million in operations.

We believe that without significant equity and debt investment from outside sources, the Company will not be able to sustain its current planned operations for the next 12 months.  During fiscal 2010, the Company has raised from a shareholder $5.3 million of equity funding.  During fiscal 2011, the Company has raised from a shareholder $1.5 million of equity funding.  In order to raise capital, the Company may sell additional equity or issued additional convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations.  We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.   Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution.  The Company has approximately $2.2 million of outstanding notes payable as of October 31, 2011.  These issues raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Presently, our disclosure controls and procedures are not designed adequately to provide reasonable assurance that such information is accumulated and communicated to our management.  This conclusion was based on the material weaknesses identified with regard to internal controls over financial reporting, as described in the Company’s Annual Report for the year ended July 31, 2011.

There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of October 31, 2011, there was no material changes in the Company’s legal proceedings as previously disclosed in the Company’s 2011 Annual Report.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Removed and Reserved

Item 5. Other Information.

None

Item 6. Exhibits

(a) Exhibits:

31.2	Certification of the Co-Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 15, 2011	/s/ Jay Shafer
Jay Shafer
Co-Chief Executive Officer

Dated: December 15, 2011	/s/ Jason Post
Jason Post
Chief Financial Officer

EXHIBIT INDEX

31.2	Certification of the Co-Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document