Form 10-Q
period 2012-01-30
Zurvita Holdings, Inc.
filed 2012-03-16
CIK 1408950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of March 16, 2012:

65,160,954 shares of common stock, par value $0.0001

ZURVITA HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ZURVITA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	January 31, 2012	July 31, 2011
ASSETS
Current assets
Cash	$623,687	$906
Marketable securities (at fair value)	1,600	36,800
Note receivable - related party	210,000	-
Accounts receivable	192,472	202,710
Deferred expenses	224,281	90,369
Total current assets	1,252,040	330,785

Property, plant and equipment (net)	59,378	73,551
Total assets	$1,311,418	$404,336

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$723,275	$236,809
Accounts payable - related party	30,227	319,816
Notes payable - current	195,141	158,127
Notes payable - related party	-	465,000
Accrued expenses	431,243	313,140
Deferred revenue	67,254	114,796
Deferred compensation - related party	-	97,546
Income tax payable	1,342	4,486
Total current liabilities	1,448,482	1,709,720

Notes payable - long term	2,135,523	1,961,860
Fair value of warrants	27,436	299,600
Total liabilities	3,611,441	3,971,180

Redeemable preferred stock	8,825,291	6,026,747

Stockholders' deficit
Common stock ($.0001 par value, 300,000,000 shares authorized; 73,160,954 and 69,498,713 shares issued and 65,160,954 and 61,498,713 shares outstanding as of January 31, 2012 and July 31, 2011, respectively)	7,316	6,950
Treasury stock	(210,000)	(210,000)
Additional paid-in capital	10,461,487	10,384,491
Accumulated deficit	(21,384,117)	(19,775,032)
Total stockholders' deficit	(11,125,314)	(9,593,591)

Total liabilities, redeemable preferred stock and stockholders' deficit	$1,311,418	$404,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
REVENUES
Administrative websites	$129,475	$389,633	$257,798	$851,362
Advertising sales	49,449	212,882	108,479	454,156
Commissions	63,074	165,535	166,832	276,626
Consumable products	856,839	-	1,754,329	-
Marketing fees and materials	64,917	235,704	140,738	584,931
Membership fees	18,328	131,912	64,190	281,378
Total revenues	1,182,082	1,135,666	2,492,366	2,448,453

COST OF SALES
Benefit and service cost	162,893	309,477	335,986	622,401
Consumable products manufacturing cost	202,325	-	471,995	-
Sales commissions	657,046	420,869	1,336,714	990,226
Total cost of sales	1,022,264	730,346	2,144,695	1,612,627

GROSS PROFIT	159,818	405,320	347,671	835,826

OPERATING EXPENSES
Depreciation	7,735	9,531	16,451	19,317
Office related expenses	138,414	134,825	270,423	261,524
Payroll and employee benefits	511,468	507,091	1,018,007	1,113,943
Professional fees	175,454	202,082	392,959	494,968
Selling and marketing	194,303	424,444	340,235	932,830
Travel	23,462	37,476	43,864	117,227
Total operating expenses	1,050,836	1,315,449	2,081,939	2,939,809

Loss from operations before other (expense) income	(891,018)	(910,129)	(1,734,268)	(2,103,983)

OTHER (EXPENSE) INCOME
Gain on change in fair value of share conversion feature	-	138,764	-	462,013
Gain on change in fair value of warrants	45,220	2,784,000	273,620	5,908,000
Interest expense	(99,759)	(84,222)	(193,435)	(167,849)
Interest income	1,307	-	1,307	4,756
(Loss) gain on change in fair value of marketable securities	(2,400)	160,000	(35,200)	(160,000)
(Loss) gain on extinguishment of debt	(520)	-	80,233	-
Total other (expense) income	(56,152)	2,998,542	126,525	6,046,920

(Loss) income before income taxes	(947,170)	2,088,413	(1,607,743)	3,942,937

Income taxes	759	1,371	1,342	2,673

Net (loss) income	$(947,929)	$2,087,042	$(1,609,085)	$3,940,264

Basic and diluted (loss) earnings per share	$(0.02)	$0.03	$(0.03)	$0.06

Basic and diluted weighted average number of common shares outstanding	61,574,376	61,498,713	63,336,544	61,498,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	January 31, 2012	January 31, 2011
Cash flows from operating activities
Net (loss) income	$(1,609,085)	$3,940,264
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of note payable discount	104,980	93,368
Depreciation	16,451	19,317
Share-based compensation	47,362	262,220
Gain on change in fair value of share conversion feature	-	(462,013)
Gain on change in fair value of warrants	(273,620)	(5,908,000)
Gain on extinguishment of debt	(80,233)	-
Loss on change in fair value of marketable securities	35,200	160,000
Changes in operating assets and liabilities
Increase in accounts receivable	10,238	(17,122)
Decrease in agent advanced compensation	-	448,553
Decrease in deferred expenses	(85,992)	(36,901)
Increase in accounts payable and accrued expenses	393,725	99,307
Decrease in deferred revenue	(47,542)	(433,834)
Decrease in deferred compensation related party	-	(12,692)
Net cash (used in) operating activities	(1,488,516)	(1,847,533)

Cash flows from investing activities:
Net proceeds from promissory note receivable	-	1,702,000
Purchase of promissory note	(210,000)	-
Purchase of property and equipment	(2,278)	(4,815)
Net cash (used in) provided by investing activities	(212,278)	1,697,185

Cash flows from financing activities:
Proceeds from borrowings	-	10,000
Proceeds from exercise of warrants	-	500
Proceeds from sale of preferred stock	2,800,000	-
Principal payments made on notes payable	(476,425)	(133,289)
Net cash provided by (used in) financing activities	2,323,575	(122,789)

Net change in cash balance	622,781	(273,137)

Beginning cash	906	289,442

Ending cash	$623,687	$16,305

Supplemental disclosure of cash flow information
Cash paid for interest	$6,270	$8,410

Cash paid for taxes	$4,531	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Shares Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Deficit
Balance, July 31, 2011	61,498,713	$6,950	$(210,000)	$10,384,491	$(19,775,032)	$(9,593,591)

Share-based compensation	-	-	-	47,362	-	47,362

Issuance of common stock	3,662,241	366	-	29,634	-	30,000

Net loss available to common stockholders	-	-	-	-	(1,609,085)	(1,609,085)

Balance, January 31, 2012	65,160,954	$7,316	$(210,000)	$10,461,487	$(21,384,117)	$(11,125,314)

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

Management’s Assessment of Liquidity

Since the Company’s inception, the Company has primarily met its operating cash requirements through equity contributions from The Amacore Group, Inc. (Amacore), who was the Company’s sole shareholder prior to July 30, 2009. Subsequent to July 30, 2009, the Company has sold several series of preferred stock for gross proceeds of $11.4 million to another related party. We are using the proceeds from the sale of preferred stock to subsidize the Company’s operations as the Company’s revenues and operating cash flows are not currently sufficient to support the Company’s current operations.

At January 31, 2012, the Company had negative working capital of approximately $196 thousand, an accumulated deficit of approximately $21.4 million and negative cash flows from operating activities of approximately $1.5 million. Since the date of inception, the Company has used approximately $11.6 million in operations.

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

Consumable Products

The company markets a nutritional drink and a weight management program that includes a nutritional drink, protein shakes, herbal and probiotic cleanse tablets and metabolism enhancer tablets. Revenue from the sale of these consumable products are recognized upon shipment and acceptance of the product by the customer.

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

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

Refunds and Chargebacks

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $23 thousand and $33 thousand for the three months ended January 31, 2012 and 2011, respectively, and $33 thousand and $83 thousand for the six months ended January 31, 2012 and 2011, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimates for an allowance for refunds and chargebacks totaled approximately $10 thousand and $10 thousand is included in accrued expenses in the accompanying consolidated balance sheets as of January 31, 2012 and July 31, 2011, respectively.

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

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. At January 31, 2012 and July 31, 2011, no allowance was recorded.

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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

NOTE 3 – NON CASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the six months ended:

	January 31, 2012	January 31, 2011

Financed insurance agreement	$48,439	$19,627

Accrued interest converted to principal	68,683	64,658

NOTE 4 – DEFERRED EXPENSES

Deferred expenses increased to approximately $225 thousand at January 31, 2012 from approximately $90 thousand at July 31, 2011, an increase of approximately $135 thousand. The increase is a result of deposits paid on bulk packaging materials, on sales recognition retreat, and on various insurance renewals.

NOTE 5 – NOTES PAYABLE

Notes payable consist of the following:

		(Audited)
	January 31, 2012	July 31, 2011

Related party convertible note payable; face amount $2 million; bearing interest of 6% per annum; secured; principal payment due on October 9, 2012	$2,135,523	$1,961,860

Financing agreement; bearing interest at 5.75% per annum; payable in monthly installments of approximately $2.2 thousand due through July 2012	37,014	-

Related party Promissory note payable; bearing interest of 15% per annum; unsecured; due on demand	-	465,000

Promissory note payable; bearing interest of 7.5% per annum; unsecured; principal payments due monthly approximately $27 thousand through July 2011; currently in default	158,127	158,127

Total notes payable	2,330,664	2,584,987

Less current portion	195,141	623,127

Total long-term debt	$2,135,523	$1,961,860

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

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

The share conversion liability is subject to recurring fair value adjustments each reporting period (see Note 9 - Assets and Liabilities Measured at Fair Value). The discount is amortized over the life of the note payable using the effective interest method and recorded as interest expense in the statement of operations. During the three and six months ended January 31, 2012 , total interest expense related to the convertible note payable was approximately $86 thousand and $173 thousand, respectively. During the three and six months ended January 31, 2011, total interest expense related to the convertible note payable was approximately $80 thousand and $158 thousand, respectively . Of the interest expense recognized for the six months ended January 31, 2012 and 2011, approximately $69 thousand and $65 thousand, respectively, was elected by the Company to be deferred and added to the principal of the note.

At January 31, 2012, the said note was convertible into approximately 9.2 million shares of common stock with a market value of approximately $64 thousand.

The Company is in default with respect to the promissory note due July 2011. Consequently, the Company has accrued interest in accordance with the promissory notes default provision at an interest rate of 18%.

The following is a schedule of the future maturity payments required under the Company’s promissory notes payable.

As of January 31, 2012

Current	$195,141
2012	2,361,319
2,556,460
Net of discount on convertible note payable	(225,796)
$2,330,664

Of the notes payable, approximately $195 thousand is classified as a current liability as of January 31, 2012.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following at January 31, 2012 and July 31, 2011:

		(Audited)
	January 31, 2012	July 31, 2011
Commissions	$183,867	$130,705
Interest	44,914	32,286
Marketing materials	816	1,284
Payroll	84,119	58,252
Refund reserve	10,000	10,000
Rent	2,382	4,757
Sales tax payable	64,590	34,601
Unclaimed property	40,555	41,255
Total	$431,243	$313,140

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

NOTE 7 - DEFERRED REVENUE

Deferred revenue consists of the following at January 31, 2012 and July 31, 2011:

		(Audited)
	January 31, 2012	July 31, 2011
Advertising	$14,343	$20,574
Consumable products	15,996	6,806
Direct response media	26,064	45,854
Marketing fees	-	15,875
Member fees	10,851	25,687
Total	$67,254	$114,796

NOTE 8 – DEFERRED COMPENSATION

Deferred compensation at July 31, 2011 was approximately $98 thousand and consisted of compensation due to Mark Jarvis, Co-Chief Executive Officer, and a consultant.  These individuals deferred their compensation in an effort to manage cash flow while the Company undertook several capital intensive initiatives.  Subsequent to July 31, 2011, the Company and Mark  Jarvis entered into an employment agreement amendment which eliminated the deferred compensation due Mark Jarvis, and the Company issued 62,241 shares of restricted common stock to satisfy the deferred compensation due consultant. No deferred compensation was due at January 31, 2012.

NOTE 9 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Financial instruments which are measured at estimated fair value on a recurring basis in the consolidated financial statements include marketable securities, an embedded share conversion feature and non-compensatory warrants. The fair value of the marketable securities was determined by the market price as quoted on the OTC. The fair value of the share conversion feature and warrants was determined by an independent expert valuation specialist using the Black-Scholes Option Pricing Model. The share conversion feature had no fair value at January 31, 2012 and July 31, 2011; thus, it has been excluded from the below tables.

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

Assets and liabilities measured at estimated fair value and their corresponding fair value hierarchy is summarized as follows:

January 31, 2012
Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Marketable securities	$1,600	$-	$1,600
Total Assets	$1,600	$-	$1,600

Warrants	$-	$27,436	$27,436
Total liabilities	$-	$27,436	$27,436

(Audited)
July 31, 2011
Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Marketable securities	$36,800	$-	$36,800
Total Assets	$36,800	$-	$36,800

Warrants	$-	$299,600	$299,600
Total liabilities	$-	$299,600	$299,600

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

The Company recorded an unrealized loss of approximately $2 thousand and approximately $35 thousand on its marketable securities for the three and six months ended January 31, 2012, respectively, and a unrealized gain of $160 thousand and an unrealized loss of $160 thousand for the three and six months ended January 31, 2011, respectively. The gain (loss) has been included in the Statement of Operations caption “(Loss) gain on change in fair value of marketable securities.”

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

The changes in level 3 liabilities measured at fair value on a recurring basis during the three and six months ended January 31, 2012 and the year ended July 31, 2011 is summarized as follows:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)

	Balance Beginning of Period	Issuance	(Gain) or Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the three months ended January 31, 2012
Warrants	$71,200	$1,456	$(45,220)	$27,436

For the six months ended January 31, 2012
Warrants	$299,600	$1,456	$(273,620)	$27,436

For the Year Ended July 31, 2011 (Audited)
Share conversion feature	$462,013	$-	$(462,013)	$-
Warrants	$6,370,000	$24,000	$(6,094,400)	$299,600

For the three and six months ended January 31, 2012, unrealized gains of approximately $45 thousand and $274 thousand, respectively, are included in earnings within the Statement of Operations caption “Gain on change in fair value of warrants.” The unrealized gains from the change in the fair value of warrants is a result of a decrease in the Company’s share price from $0.02 to $0.007 which is used as an input in the share price used in valuing the warrants.

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

NOTE 10—REDEEMABLE PREFERRED STOCK

On December 28, 2011, the Company filed an amendment to its Certificate of Incorporation increasing its authorized preferred stock from 10 million shares to 11.35 million shares with a par value of $0.0001 per share. The Company has issued 11.35 million shares of preferred stock as of January 31, 2012 with a par value of $0.0001 per share. The following table summarizes the Preferred Stock issuances and number of Preferred Shares outstanding:

		Shares Outstanding at
Preferred Stock	Date of		(Audited)
Issuance	Issuance	January 31, 2012	July 31, 2011
Series A	July 30, 2009	1,750,000	1,750,000
Series B	October 6, 2009	2,000,000	2,000,000
Series C	January 29, 2010	1,000,000	1,000,000
Series C	June 3, 2010	2,300,000	2,300,000
Series C	June 9, 2011	1,500,000	1,500,000
Series C	December 28, 2011	2,800,000	-
		11,350,000	8,550,000

Series A, Series B and Series C Convertible Preferred Stock is collectively referred to herein as “Convertible Preferred Stock.”

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

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

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

The liquidation value of Series A, Series B and Series C Convertible Preferred Stock was $1.75 million, $2 million and $7.6 million, respectively, as of January 31, 2012.

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

At January 31, 2012, Series A, Series B and Series C Convertible Preferred Stock is convertible into 28 million, 8 million and 30.4 million common shares, respectively. If the Convertible Preferred Stock had been converted as of January 31, 2012, the aggregate market price of the common shares for Series A, Series B and Series C would have been approximately $196 thousand, $56 thousand, and $213 thousand, respectively.

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

Redemption Rights of Holder

The Convertible Preferred Stock is redeemable for cash in an amount representing the Stated Value of outstanding Convertible Preferred Stock. The following events give rise to a redemption triggering event:

•	The Company shall be party to a change of control transaction;
•	The Company shall fail to have available a sufficient number of authorized and unreserved shares of common stock to issue to such holder upon a conversion;
•	Unless specifically addressed elsewhere in the Convertible Preferred Stock’s Certificate of Designation as a Triggering Event, the Corporation shall fail to observe or perform any other covenant, agreement or warranty contained in the Certificate of Designation, and such failure or breach shall not, if subject to the possibility of a cure by the Company, have been cured within 20 calendar days after the date on which written notice of such failure or breach shall have been delivered;
•	There shall have occurred a bankruptcy event or material monetary judgment.

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

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

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

		Total	Value	Preferred Stock
Preferred Stock	Date of	Proceeds	Allocated to	Carrying
Issuance	Issuance	Received	Warrants	Amount
Series A	July 30, 2009	$1,750,000	$539,000	$1,211,000
Series B	October 6, 2009	$2,000,000	$930,838	$1,069,162
Series C	January 29, 2010	$1,000,000	$431,415	$568,585
Series C	June 3, 2010	$2,300,000	$598,000	$1,702,000
Series C	June 9, 2011	$1,500,000	$24,000	$1,476,000
Series C	December 28, 2011	$2,800,000	$1,456	$2,798,544

NOTE 11 - COMMON STOCK

On December 28, 2011, the Company filed an amendment to its Certificate of Incorporation increasing its total number of authorized shares from 310 million to 311.35 million shares, consisting of 300 million common shares with a par value of $0.0001 per share. As of January 31, 2012, the Company had 65,160,954 issued and outstanding shares of common stock with a par value of $0.0001 per share. On all matters required by law to be submitted to a vote of the holders of common stock, each share of common stock is entitled to one vote per share.

On July 30, 2009, the Company granted Mr. Jarvis 1.8 million shares of common stock, to be held in escrow, in connection with the execution of an employment agreement. These shares will be issued to Mr. Jarvis in accordance with the vesting period or upon completion of certain performance measures. Due to the forward stock split, the amount of shares was increased to 7.2 million shares of common stock. The shares were subject to a vesting period in which 3.6 million shares vested on July 30, 2010 and July 30, 2011, respectively. The grant date fair value was approximately $306 thousand. As of January 31, 2012, all shares were vested and issued.

For the three and six months ended January 31, 2012, approximately $18 thousand and $47 thousand, respectively, of stock-based compensation expense was recognized, as a result of various share issuances. For the three and six months ended January 31, 2011, approximately $19 thousand and $38 thousand, respectively, of stock-based compensation expense was recognized, as a result of various share issuances.

On July 31, 2009, the Company entered into a stock repurchase agreement with a majority shareholder to purchase 8 million shares for $210 thousand or $0.26 per share. The treasury stock was recorded at cost. Management’s plan is to retain these shares.

NOTE 12–WARRANTS

During 2009, Zurvita’s Board of Directors adopted the 2009 Incentive Stock Plan (the 2009 Plan), pursuant to which we reserved for issuance 6 million shares of Zurvita common stock to be used as awards to employees, directors, consultants, and other service providers. The purpose of the 2009 Plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into Zurvita’s development and financial success. Under the 2009 Plan, Zurvita is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2009 Plan is administered by the Board’s designated Compensation Committee. As of January 31, 2012 approximately 5.6 million total options were issued under the 2009 Plan.

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

The following table summarizes the status of all warrants outstanding and exercisable at January 31, 2012.

Outstanding Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	71,908,000	$0.17	5.11
$0.50 to $0.99	100,000	$0.75	3.03
	72,008,000	$0.17	5.11

Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	71,391,395	$0.17	5.12
$0.50 to $0.99	100,000	$0.75	3.03
	71,491,395	$0.17	5.12

Compensatory Equity Warrants

During the six months ended January 31, 2012, the Company issued compensatory equity warrants to purchase an aggregate of approximately 433 thousand shares of common stock.

Assumptions used to determine the fair value of the compensatory warrants granted during the six months ended January 31, 2012 and during the year ended July 31, 2011 are as follows.

		(Audited)
	January 31, 2012	July 31, 2011

Expected dividends	0%	0%
Expected volatility	65%	65%
Risk free interest rate	0.29% - 0.74%	0.70% - 1.30%
Expected life	5 years	5 years

The following table summarizes the activity for compensatory warrants classified as equity for the six months ended January 31, 2012.

	Compensatory Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at July 31, 2011 (Audited)	5,175,000	$0.22	3.89	$-
Granted	433,000	0.23	-	-
Exercised	-	-	-	-
Cancelled or Expired	-	-	-	-
Outstanding at January 31, 2012	5,608,000	$0.22	3.50	$-
Exercisable at January 31, 2012	5,091,395	$0.22	3.26	$-

There were no warrants exercised during the six months ended January 31, 2012 and therefore no intrinsic value realized. The total fair value of warrants vested during the six months ended January 31, 2012 was approximately $118 thousand. The weighted average grant date fair value of warrants granted during the six months ended January 31, 2012 and 2011 was $0 and $0, respectively.

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

A summary of the status of the Company's non-vested compensatory equity warrants as of January 31, 2012, and the changes during the six months ended January 31, 2012, is presented below.

	Compensatory Equity Warrants	Weighted Average Grant-Date Fair Value

Non-vested at July 31, 2011 (Audited)	1,316,503	$0.14
Issued	433,000	0.23
Exercised	-	-
Expired	-	-
Vested	(1,232,898)	0.47
Non-vested at January 31, 2012	516,605	$0.11

Total compensation cost related to non-vested awards not yet recognized is approximately $8 thousand and the weighted average period over which it is expected to be recognized is less than 1 year.

Non-compensatory Liability Warrants

During the six months ended January 31, 2012, Zurvita issued in conjunction with preferred stock non-compensatory warrants to purchase an aggregate of approximately 11.2 million shares of common stock. There were approximately 66.4 million non-compensatory warrants outstanding as of January 31, 2012, all of which were classified as liabilities. These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control or certain exercise prices are not fixed which has the potential to cause a variable number of shares and/or value exchange upon exercise.

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

Assumptions used to determine the fair value of the non-compensatory warrants outstanding during the six months ended January 31, 2012 and granted at and during the year ended July 31, 2011 are as follows.

		(Audited)
	January 31, 2012	July 31, 2011

Expected dividends	0%	0%
Expected volatility	65%	65%
Risk free interest rate	0.63% - 1.28%	1.41% - 2.50%
Expected life	7 years	7 years

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

The following table summarizes the activity for non-compensatory warrants classified as liabilities for the six months ended January 31, 2012.

	Non- Compensatory Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term

Outstanding at July 31, 2011 (Audited)	55,200,000	$0.15	5.41
Issued	11,200,000	0.25	6.91
Exercised	-	-	-
Cancelled or Expired	-	-	-
Outstanding and exercisable at January 31, 2012	66,400,000	$0.17	5.24

As of January 31, 2012, there was no unrecognized compensation cost related to non-compensatory liability warrants as all were immediately vested upon issauance. There were no warrants exercised during the six months ended January 31, 2012, therefore no intrinisc value realized. The total fair value of vested warrants at January 31, 2012 was approximately $1 thousand. The weighted average grant date fair value of warrants granted during the six months ended January 31, 2012 and 2011 was $0 amd $0, respectively.

A summary of the status of the Company’s non-vested non-compensatory liability warrants as of January 31, 2012, and the changes during the six months ended Janaury 31, 2012, is presented below.

	Non-Compensatory Warrants	Weighted Average Grant-Date Fair Value

Non-vested at July 31, 2011 (Audited)	-	$
Issued	11,200,000		-
Exercised	-		-
Vested	(11,200,000)		-
Non-vested at January 31, 2012	-		$-

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

Amacore had accelerated the vesting conditions of the original award prior to July 31, 2009 and, therefore, no compensation expense is recorded in fiscal 2010. As of January 31, 2012, there were 800 thousand warrants outstanding and exercisable. No warrants expired, nor were any warrants exercised or forfeited during the six months ended January 31, 2012 and, therefore, no intrinsic value has been realized. As of January 31, 2012, the weighted average exercise price of warrants granted was $0.60. The grant date fair value of the warrants granted was $0.43.

Stock-Based Compensation Expense

For the six months ended January 31, 2012 and 2011, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, with the Statement of Operations as follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Stock-based compensation:
Payroll and employee benefits	$17,637	$123,141	$47,362	$180,543
Total	$17,637	$123,141	$47,362	$180,543

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

NOTE 13 - RELATED PARTY TRANSACTIONS

Commissions Paid

There are immediate family members of Mr. Jarvis, who operate as independent sales consultants who were paid agent advances and commission compensation which approximated $0 thousand and $36 thousand, respectively, for the three months ended January 31, 2012, and approximately $0 thousand and $63 thousand, respectively, for the six months ended January 31, 2012. These payments were for work they performed on behalf of the Company.

 Agent advances and commission compensation for the work performed for the three and six months ended January 31, 2011, were approximately, $5 thousand and $12 thousand, respectively, and approximately $9 thousand and $26 thousand, respectively.

Interest on Note Payable to Infusion Brands International, Inc. f/k/a OmniReliant Holdings, Inc.

The Company recognized interest expense with respect to the note payable due to Infusion Brands, who is a significant shareholder of the company. For the three and six months ended January 31, 2012 interest expense was approximately $86 thousand and $173 thousand, respectively, and approximately $80 thousand and $158 thousand for the three and six months ended January 31, 2011, respectively. Of the interest expense recognized, approximately $104 thousand and $94 thousand relates to the amortization of the discount and approximately $69 thousand and $65 was added to the principal of the note for the six months ended January 31, 2012 and 2011, respectively.

Agreement with Amacore

The Company entered into a Marketing and Sales Agreement on July 31, 2009, pursuant to which Amacore agreed to provide certain services to Zurvita. In addition, pursuant to the Agreement, Zurvita shall continue to have the right to benefit from certain agreements which Amacore maintains with product and service providers. For the six months ended January 31, 2012, Zurvita paid Amacore $545 thousand, for these services, as compared to $230 thousand for the same period in the prior year.

On June 30, 2011, the Company issued to Amacore an on-demand promissory note for $150 thousand. The note accrued interest at 15% per annum. As of January 31, 2012, the Company repaid the note plus accrued interest of $3 thousand.

On June 30, 2011, the Company issued to Amacore an on-demand promissory note for $295 thousand. The note accrued interest at 15% per annum. As of January 31, 2012 the Company repaid the note plus accrued interest of $2.9 thousand.

On January 31, 2012, the Company was issued by Amacore an on-demand promissory note for $210 thousand. The note accrued interest at 15% per annum. As of January 31, 2012 the note has not been repaid to the Company plus accrued interest of $2.4 thousand.

Note Payable to Mark Jarvis

On July 19, 2011, the Company issued to Mark Jarvis an on-demand promissory note for $20 thousand. The note accrued interest at 15% per annum. As of January 31, 2012, the Company repaid the note plus accrued interest of $213.

NOTE 14- SUBSEQUENT EVENTS

On March 7, 2012, Richard Diamond resigned from the Board of Directors of Zurvita Holdings, Inc. There are no disagreements between the Company and Mr. Diamond.

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

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition and results of our operations. The MD&A is organized as follows:

•	Overview – This section provides a general description of our business.

•	Results of operations – This section provides an analysis of our results of operations comparing the three and six months ended January 31, 2012 and 2011. This analysis is provided on a consolidated basis.

•	Liquidity and capital resources – This section provides an analysis of our cash flows for the six months ended January 31, 2012 and 2011 as well as a discussion of our liquidity and capital resources.

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

Recently, Zurvita entered into the growing Health & Wellness industry with its recent launch of “Zeal”, a nutritional drink, and the weight management market with the launch of Zurvita Weight Management Program. The weight management program consists of Zeal, protein shakes, herbal and probiotic cleanse tablets and metabolism enhancer tablets.

Zurvita has developed business processes to increase performance success:

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

RESULTS OF OPERATIONS

Results of Operations

	For the Three Months Ended January 31,			For the Six Months Ended January 31,
			Increase			Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Revenues	$1,182,082	$1,135,666	$46,416	$2,492,366	$2,448,453	$43,913
Cost of sales	1,022,264	730,346	291,918	2,144,695	1,612,627	532,068

Gross profit	159,818	405,320	(245,502)	347,671	835,826	(488,155)

Operating expenses	1,050,836	1,315,449	(264,613)	2,081,939	2,939,809	(857,870)
Operating loss	(891,018)	(910,129)	(19,111)	(1,734,268)	(2,103,983)	(369,715)

Other (expense) income	(56,152)	2,998,541	(3,054,693)	126,525	6,046,919	(5,920,394)

(Loss) income before income taxes	(947,170)	2,088,412	(3,035,582)	(1,607,743)	3,942,936	(5,550,679)

Income taxes	759	1,371	(612)	1,342	2,673	(1,331)

Net (loss) income	$(947,929)	$2,087,041	$(3,034,970)	$(1,609,085)	$3,940,263	$(5,549,348)

Basic and diluted (loss) earnings per share	$(0.02)	$0.03		$(0.03)	$0.06

Revenue:

For the three and six months ended January 31, 2012 and 2011, total revenue held constant at $1.2 million and $2.5 million, respectively. Despite material decreases in the administrative websites, advertising sales, marketing fees and materials and membership fees revenue components, the Company was able to achieve consistent total revenue due to the Company’s new, consumable health and wellness and weight management products that launched subsequent to January 31, 2012. The various components of total revenue are discussed below.

Administrative Websites

Administrative website sales were approximately $129 thousand and $258 thousand for the three and six months ended January 31, 2012, respectively, as compared to approximately $390 thousand and $851 thousand for the three and six months ended January 31, 2011. Prior to the Company’s launch of Zeal, the Company experienced various product issues that resulted in significant attrition of the Company’s active consultant base who subscribe for such websites, resulting in an approximate $261 thousand and $593 thousand decrease in administrative website revenue for the three and six months period respectively.

Advertising Sales

The Company’s advertising sales were approximately $50 thousand and $108 thousand for the three and six months ended January 31, 2012, as compared to approximately $213 thousand and $454 thousand for the three and six months ended January 31, 2011. The Company has reduced its marketing of ZLinked due to its technology platform having technical shortcomings that led to adverse refund and persistency rates, which caused an approximate $346 thousand decrease in advertising sales from the prior six months period ended. The Company is addressing these issues by redesigning the ZLinked technology platform to lower operating cost, to allow for more competitive product pricing, and to provide enhanced functions and services that are expected to increase the product’s performance and market value.

Commissions

The Company’s commission revenue for the three and six months ended January 31, 2012, was approximately $63 thousand and $167 thousand, respectively, as compared to approximately $165 thousand and $277 thousand for the three and six months ended January 31, 2011. The approximate $110 thousand decrease over the six months ended is due to run off of the Company’s residential energy block of business as well as lower commercial energy sales. The Company did not market residential energy during the six months ended January 31, 2012. In January 2012, the Company decided to halt its commercial energy business due to lack of profitability and to rocus its resources on health and wellness and weight management products.

Consumable Products

The Company’s consumable products revenue represents Zeal and weight management product sales. For the three and six months ended January 31, 2012, consumable products revenue was approximately $857 thousand and $1.8 million, respectively. Zeal was launched in February 2011; therefore, there is no prior period revenue.

Marketing Fees and Materials

The Company’s marketing fees and materials revenue for the three and six months ended January 31, 2012, were approximately $65 thousand and $141 thousand, respectively, as compared to approximately $236 thousand and $585 for the three and six months ended January 31, 2011, respectively. The aforementioned attrition of the Company’s active consultant base was the significant factor resulting in an approximate $171 thousand and $444 thousand decrease in marketing fees and materials revenue over the prior three and six months period ended.

Membership Fees

The Company’s membership fees were approximately $18 thousand and 64 thousand for the three and six months ended January 31, 2012, as compared to $132 thousand and $281 thousand for the three and six months ended January 31, 2011. The decrease in membership revenue is a result of the Company’s efforts to focus on the sale of advertising, energy, and consumable products as they are higher margin products.

Cost of Sales:

Total cost of sales for the three and six months ended January 31, 2012, was approximately $1.0 million and $2.1 million, respectively, as compared to approximately $730 thousand and $1.6 million for the three and six months ended January 31, 2011. The increase in cost of sales is related to an increase in commissions paid to sales consultants on consumable product sales to stimulate sale activity and growth. The various components of cost of sales are discussed below.

Benefit and Service Cost
Benefit and service cost represents the direct cost of the membership and subscription products sold such as administrative websites, advertising sales, marketing materials and membership fees. Benefit and service cost was approximately $163 thousand and $336 thousand for the three and six months ended January 31, 2012, respectively, as compared to approximately $309 thousand and $622 thousand for the three and six months ended January 31, 2011, respectively. The decrease is due to less administrative website sales, advertising sales and membership fees.

Consumable Products Manufacturing Cost
Consumable products manufacturing cost represents Zeal’s manufactured cost, ancillary weight management product cost and the cost of shipping the product to customers. For the three and six months ended January 31, 2012, the Company recognized $202 thousand and $472 thousand of such cost, respectively. Zeal was launched in February 2011; therefore, there is no such prior quarter cost.

Sales Commissions
The Company pays its independent sales agents on a commission basis. Sales commissions for the three and six months ended January 31, 2012, were approximately $657 thousand and $1.4 million, respectively, as compared to approximately $421 thousand $990 thousand for the three and six months ended January 31, 2011, respectively. The increase of $237 thousand and $346 thousand for the three and six months period ended is a result of various promotions implemented to stimulate consumable product sales growth.

Gross Profit:

For the three months ended January 31, 2012, gross profit was approximately $160 thousand or 14%, as compared to approximately $405 thousand or 36% for the three months ended January 31, 2011. Gross profit for the six months ended January 31, 2012 was approximately $348 thousand or 14% as compared to $836 thousand or 34% for the six months ended January 31, 2011. Although total revenues were consistent between the periods, the gross profit amount and percentage decreased due to the significant increase in sales commissions.

Operating Expenses:

Our operating expenses for the three and six months ended January 31, 2012 were approximately $1.1 million and $2.1 million, respectively, and for the three and six months ended January 31, 2011 were approximately $1.3 million and $2.9 million, respectively.

The table below sets forth components of our operating expenses for the three and six months ended January 31, 2012, compared to the corresponding prior year period:

	Three Months Ended January 31,			Six Months Ended January 31,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)

Depreciation	$7,735	$9,531	$(1,796)	$16,451	$19,317	$(2,866)
Office Related Expenses	138,414	134,825	3,589	270,423	261,524	8,899
Payroll and Benefits	511,468	507,091	4,377	1,018,007	1,113,943	(95,936)
Professional Fees	175,454	202,082	(26,628)	392,959	494,968	(102,009)
Selling and Marketing	194,303	424,444	(230,141)	340,235	932,830	(592,595)
Travel	23,462	37,476	(14,014)	43,864	117,227	(73,363)

Total operating expenses	$1,050,836	$1,315,449	$(264,613)	$2,081,939	$2,939,809	$(857,870)

Depreciation expense for the three and six months ended January 31, 2012, was approximately $8 thousand and $16 thousand, respectively, a decrease of approximately $2 thousand and $3 thousand from the same prior year period. The decrease is due to lower carrying values of depreciable assets during the three and six months ended January 31, 2012 as compared to the same prior year period.

Office related costs include rent, insurance, utilities and office maintenance. For the three months ended January 31, 2012 these costs were approximately $28 thousand, $12 thousand, $10 thousand, and $88 thousand, respectively. For the six months ended January 31, 2012 these costs were $57 thousand, $25 thousand, $21 thousand, and $167 thousand, respectively. The overall increase of approximately $4 thousand and $9 thousand is due to increased operations of the Company.

Payroll and related expenses for the three and six months ended January 31, 2012 was approximately $511 thousand and $1.0 million, respectively, a increase of $4 thousand and a decrease of approximately $96 thousand over the same prior year periods. The increase of approximately $4 thousand for the three months ended January 31, 2012 is due to additional personnel added to support ZLinked. The decrease of approximately $96 thousand for the six months ended January 31, 2012 is due to certain employee salary reductions and a reduction in stock based compensation.

Professional fees consist of consulting, accounting fees, contract labor and legal costs. For the three months ended January 31, 2012, these costs were approximately $90 thousand, $52 thousand, $9 thousand and $24 thousand, respectively. For the six months ended January 31, 2012, these costs were approximately $144 thousand, $139 thousand, $54 thousand, and $56 thousand, respectively.  Significant reductions in accounting fees and contract labor led to an overall professional fees decrease of approximately $102 thousand. The higher accounting fees in the prior period was due to the Company changing its auditors and the predecessor auditor’s inability to provide consent to the use of their opinion on prior year financial statements which led to a re-audit of the prior year financial statements by the current auditor. The decrease in contract labor is a result of the Company reducing its dependency on contract labor for its Zlinked operations.

Selling and marketing expenses for the three and six months ended January 31, 2012, were $194 thousand and $340 thousand, respectively, as compared to $424 thousand and $933 thousand for the three and six months ended January 31, 2011, respectively, a decrease of approximately $230 thousand and $593 thousand over the prior reporting period. The significant decrease is due to less amortization of deferred costs such as agent advanced compensation and other prepaid marketing costs between the periods.

Business travel expenses for the three and six months ended January 31, 2012, were approximately $23 thousand and $44 thousand, respectively, a decrease of approximately $14 thousand and $73 thousand as compared to the three and six months ended January 31, 2011, respectively. Travel expenses decreased as the Company limited its business travel to reduce expenses.

Other Income (Expense):

Gain on change in fair value of embedded share conversion feature

An embedded share conversion feature exists within the Company’s convertible note payable. The Company has determined the conversion feature to be a derivative instrument and has estimated its at fair value at the time of issuance and at each subsequent reporting period. There were no unrealized gains on the conversion feature for the three and six months ended January 31, 2012, as compared to an unrealized gain for the three and six months ended January 31, 2011 of approximately $139 thousand and $462 thousand, respectively. These unrealized gains are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 9 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10-Q for additional information with respect to the estimation of the fair value of this conversion feature.

Gain on change in fair value of warrants

The Company’s liability warrants are recorded at fair value. Their fair value is subject to remeasurement on a recurring basis. For the three months ended January 31, 2012 and 2011, the change in fair value of these warrants was approximately a gain of $45 thousand and $2.8 million, respectively. For the six months ended January 31, 2012 and 2011, the change in fair value of these warrants was approximately, $274 thousand and $5.9 million, respectively. The gain in fair value for the three and six months end January 31, 2012 is a result of the significant decline in share price from $0.04 to $0.01 which is used as an input in fair valuing the warrants. The gain in fair value for the three and six months ended January 31, 2011 is a result of the significant decline in share price from $0.24 to $0.05. These gains are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 9 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10-Q for additional information with respect to the estimation of the fair value of these warrants.

Interest expense

Interest expense for the three and six months ended January 31, 2012 was approximately $100 thousand and $193 thousand, respectively, as compared to $84 thousand and $168 thousand for the three and six months ended January 31, 2011.  The increase in interest expense is a result of accreting the discount recognized on the Company’s $2 million interest bearing convertible note issued on October 9, 2009. Accretion of $88 thousand and $174 thousand is included within interest expense for the three and six months ended January 31, 2012, respectively, as compared to $80 thousand and $158 thousand of accretion included within interest expense for the three and six months ended January 31, 2011, respectively.

(Loss) gain on change in fair value of marketable securities

The Company’s marketable securities consist of non-registered common stock. The Company fair values these securities on a recurring basis. The Company recorded an unrealized loss of $2 thousand and $35 thousand for the three and six months ended, January 31, 2012, respectively, as compared to an unrealized gain $160 thousand and an unrealized loss of $160 thousand for the three and six months ended January 31, 2011, respectively. These unrealized losses and gains are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 9– Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10-Q for additional information with respect to the determination of fair value for the Company’s marketable securities.

Income Taxes:

For the three and six months ended January 31, 2012, the Company estimated approximately $760 and $1 thousand, respectively, of income tax expense as compared to $1 thousand and $3 thousand for the three and six months ended January 31, 2011, respectively. The decrease between the periods is a result of the Company’s lower gross margin as it is the basis for estimating Texas gross margin tax.

The Company realized no federal tax benefit from the deferred tax asset resulting from its historical net operating loss carryforwards as the deferred tax asset is fully reserved.

Net (Loss) Income:

The Company had net loss of approximately $948 thousand and $1.6 million for the three and six months ended January 31, 2012, respectively, as compared to net income of approximately $2.1 million and $3.9 million for the three and six months ended January 31, 2011. The main reason the Company went from earnings to a loss is due to the Company recognizing less of an unrealized gain on the change in fair value of the Company’s liability warrants between the periods.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of January 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the six month period ended January 31, 2012 to the corresponding prior period:

	January 31, 2012	January 31, 2011

Net cash used in operating activities	$(1,488,516)	$(1,847,533)
Net cash provided by (used in) investing activities	(212,278)	1,697,185
Net cash (used in) provided by financing activities	2,323,575	(122,789)

Net decrease in cash	$622,781	$(273,137)

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

As of January 31, 2012

2012	$109,889
2013	$112,970
2014	$112,970
2015	$56,485
Thereafter	-
$392,314

Since its inception, the Company has met its capital needs principally through sale of its equity securities and the issuance of debt. The proceeds from the sale of these securities have been used for the Company’s operating expenses, such as salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above. At January 31, 2012, the Company had negative working capital of approximately $196 thousand, an accumulated deficit of approximately $21.4 million and negative cash flows from operating activities of approximately $1.5 million. Since the date of inception, the Company has used approximately $11.6 million in operations.

We believe that without significant equity and debt investment from outside sources, the Company will not be able to sustain its current planned operations for the next 12 months. Since July 31, 2009, the Company has sold several series of preferred stock for gross proceeds of $9.6 million to a related party. In order to raise capital, the Company may sell additional equity or issued additional convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.  Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution. The Company has approximately $2.3 million of outstanding notes payable as of January 31, 2012. These issues raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

Consumable Products

The company markets a nutritional drink and a weight management program that includes a nutritional drink, protein shakes, herbal probiotic cleanse tablets and metabolism enhancer tablets. Revenue from the sale of these consumable products are recognized upon shipment and acceptance of the product by the customer.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of January 31, 2012, there was no material changes in the Company’s legal proceedings as previously disclosed in the Company’s 2011 Annual Report.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

(a) Exhibits:

3.1	Certificate of Amendment of Certificate of Incorporation, dated December 28, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2011).

10.1	Securities Purchase Agreement by and between the Company and Vicis Captial Master Fund dated December 28, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2011).

10.2	Second Amended and Restated Series C Convertible Preferred Stock Certificate of Designation, dated December 28, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2011)

10.3	Form of Series C Common Stock Purchase Warrant Certificate between the Company and Vicis Captial Master Fund, dated December 28, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2010).

31.1	Certification of the Co-Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2012	/s/ Jay Shafer
Jay Shafer
Co-Chief Executive Officer

Dated: March 16, 2012	/s/ Jason Post
Jason Post
Chief Financial Officer

