Form 10-Q
period 2012-04-30
Zurvita Holdings, Inc.
filed 2012-06-14
CIK 1408950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended April 30, 2012

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of June 14, 2012:

65,160,954 shares of common stock, par value $0.0001

ZURVITA HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

Page No.
Item 1. Financial Statements (Unaudited).

Condensed Consolidated Balance Sheets – April 30, 2012 and July 31, 2011 (audited)	3

Condensed Consolidated Statements of Operations – For the Three and Nine Months Ended April 30, 2012 and 2011	4

Condensed Consolidated Statements of Cash Flows – For the Nine Months Ended April 30, 2012 and 2011	5

Condensed Consolidated Statement of Stockholders’ Deficit – For the Nine Months Ended April 30, 2012	6

Notes to Interim Condensed Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	24

Item 3. Quantitative and Qualitative Disclosures about Market Risk.	31

Item 4. Controls and Procedures.	21

PART II - OTHER INFORMATION

ZURVITA HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

		(Audited)
	April 30, 2012	July 31, 2011
ASSETS
Current assets
Cash	$53,362	$906
Marketable securities (at fair value)	1,600	36,800
Accounts receivable	407,789	202,710
Deferred expenses	227,488	90,369
Total current assets	690,239	330,785

Property, plant and equipment (net)	53,058	73,551

Deposit	5,000	-
Total assets	$748,297	$404,336

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$284,274	$236,809
Accounts payable - related party	197,115	319,816
Notes payable - current	2,404,111	158,127
Notes payable - related party	200,000	465,000
Accrued expenses	565,371	313,140
Deferred revenue	70,276	114,796
Deferred compensation - related party	-	97,546
Income tax payable	2,903	4,486
Total current liabilities	3,724,050	1,709,720

Notes payable - long term	-	1,961,860
Fair value of warrants	495,408	299,600
Total liabilities	4,219,458	3,971,180

Redeemable preferred stock	8,825,291	6,026,747

Stockholders' deficit
Common stock ($.0001 par value, 300,000,000 shares authorized; 73,160,954 and 69,498,713 shares issued and 65,160,954 and 61,498,713 shares outstanding as of April 30, 2012 and July 31, 2011, respectively	7,316	6,950
Treasury stock	(210,000)	(210,000)
Additional paid-in capital	10,469,399	10,384,491
Accumulated deficit	(22,563,167)	(19,775,032)
Total stockholders' deficit	(12,296,452)	(9,593,591)

Total liabilities, redeemable preferred stock and stockholders' deficit	$748,297	$404,336

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2012	2011	2012	2011
REVENUES
Administrative websites	$136,294	$230,265	$394,092	$1,081,627
Advertising sales	37,740	137,074	146,219	591,229
Commissions	47,377	91,972	214,209	368,598
Consumable products	1,706,497	463,617	3,460,826	490,385
Marketing fees and materials	44,849	191,512	185,587	749,675
Membership fees	29,940	100,201	94,130	381,580
Total revenues	2,002,697	1,214,641	4,495,063	3,663,094

COST OF SALES
Benefit and service cost	144,319	264,513	480,305	886,914
Consumable products manufacturing cost	459,426	126,895	931,421	126,895
Sales commissions	983,773	475,042	2,320,486	1,465,268
Total cost of sales	1,587,518	866,450	3,732,212	2,479,077

GROSS PROFIT	415,179	348,191	762,851	1,184,017

OPERATING EXPENSES
Depreciation	7,848	8,772	24,300	28,089
Office related expenses	133,275	144,752	403,698	406,277
Payroll and employee benefits	467,510	575,646	1,485,517	1,689,589
Professional fees	177,600	168,413	570,560	663,381
Selling and marketing	193,430	291,160	533,665	1,223,990
Travel	45,009	55,462	88,874	172,688
Total operating expenses	1,024,672	1,244,205	3,106,614	4,184,014

Loss from operations before other (expense) income	(609,493)	(896,014)	(2,343,763)	(2,999,997)

OTHER (EXPENSE) INCOME
Gain on change in fair value of share conversion feature	-	-	-	462,013
Gain on extinguishment of debt	-	13,000	80,233	13,000
Interest expense	(101,030)	(88,372)	(294,465)	(256,221)
Interest income	1,008	-	2,315	4,756
Loss on change in fair value of marketable securities	-	(240,000)	(35,200)	(400,000)
(Loss) gain on change in fair value of warrants	(467,972)	154,400	(194,352)	6,062,400
Total other income	(567,994)	(160,972)	(441,469)	5,885,948

(Loss) income before income taxes	(1,177,487)	(1,056,986)	(2,785,232)	2,885,951

Income taxes	1,561	448	2,903	3,121

Net (loss) income	$(1,179,048)	$(1,057,434)	$(2,788,135)	$2,882,830

Basic and diluted (loss) earnings per share	$(0.02)	$(0.02)	$(0.04)	$0.05

Basic and diluted weighted average number of common shares outstanding	65,160,954	61,498,713	65,160,954	61,498,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	April 30, 2012	April 30, 2011
Cash flows from operating activities
Net (loss) income	$(2,788,135)	$2,882,830
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Amortization of note payable discount	159,822	142,145
Depreciation	24,300	28,089
Share-based compensation	55,274	343,212
Gain on change in fair value of share conversion feature	-	(462,013)
Gain on extinguishment of debt	(80,233)	(13,000)
(Loss) gain on change in fair value of warrants	194,352	(6,062,400)
Loss on change in fair value of marketable securities	35,200	400,000
Changes in operating assets and liabilities
Increase in accounts receivable	(205,079)	(34,541)
Decrease in agent advanced compensation	-	448,553
Increase in other assets	(5,000)	-
Increase in deferred expenses	(89,199)	(58,257)
Increase in accounts payable and accrued expenses	292,052	136,076
Decrease in deferred revenue	(44,520)	(609,804)
Decrease in deferred compensation related party	-	(12,692)
Net cash used in operating activities	(2,451,166)	(2,871,802)

Cash flows from investing activities:
Net proceeds from promissory note receivable	-	1,702,000
Purchase of property and equipment	(3,807)	(10,191)
Net cash (used in) provided by investing activities	(3,807)	1,691,809

Cash flows from financing activities:
Advanced security proceeds	-	1,000,000
Proceeds from borrowings	200,000	30,000
Proceeds from exercise of warrants	-	500
Proceeds from sale of preferred stock	2,800,000	-
Principal payments made on notes payable	(492,571)	(139,831)
Net cash provided by financing activities	2,507,429	890,669

Net change in cash balance	52,456	(289,324)

Beginning cash	906	289,442

Ending cash	$53,362	$118

Supplemental disclosure of cash flow information
Cash paid for interest	$6,640	$13,750

Cash paid for taxes	$4,531	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ZURVITA HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Shares Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Deficit
Balance, July 31, 2011	61,498,713	$6,950	$(210,000)	$10,384,491	$(19,775,032)	$(9,593,591)

Share-based compensation	-	-	-	55,274	-	55,274

Issuance of common stock	3,662,241	366	-	29,634	-	30,000

Net loss available to common stockholders	-	-	-	-	(2,788,135)	(2,788,135)
					-
Balance, April 30, 2012	65,160,954	$7,316	$(210,000)	$10,469,399	$(22,563,167)	$(12,296,452)

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

At April 30, 2012, the Company had negative working capital of approximately $3.0 million, an accumulated deficit of approximately $22.6 million and negative cash flows from operating activities of approximately $2.5 million. Since the date of inception, the Company has used approximately $12.6 million in operations.

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

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

Marketing Fees and Materials

Prior to April 2011, the independent sales consultants paid the Company an annual fee to become marketing representatives on behalf of the Company.  In exchange, the representatives received access, on an annual basis, to various marketing and promotional materials and tools as well as access to a customized management reporting platform. Accordingly, revenue from marketing fees is recognized over an annual period.

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

Refunds and Chargebacks

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $51 thousand and $24 thousand for the three months ended April 30, 2012 and 2011, respectively, and $89 thousand and $108 thousand for the nine months ended April 30, 2012 and 2011, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimates for an allowance for refunds and chargebacks totaled approximately $10 thousand and $10 thousand is included in accrued expenses in the accompanying consolidated balance sheets as of April 30, 2012 and July 31, 2011, respectively.

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

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. At April 30, 2012 and July 31, 2011, no allowance was recorded.

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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

NOTE 3 – NON CASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the nine months ended:

	April 30, 2012	April 30, 2011

Financed insurance agreement	$48,439	$19,627

Accrued interest converted to principal	103,434	97,014

NOTE 4 – DEFERRED EXPENSES

Deferred expenses increased to approximately $227 thousand at April 30, 2012 from approximately $90 thousand at July 31, 2011, an increase of approximately $137 thousand. The increase is a result of deposits paid on bulk packaging materials, on sales recognition retreat, and on various insurance renewals.

NOTE 5 – NOTES PAYABLE

Notes payable consist of the following:

	April 30, 2012	July 31, 2011

Related party convertible note payable; face amount $2 million; bearing interest of 6% per annum; secured; principal payment due on October 9, 2012	$2,225,116	$1,961,860

Financing agreement; bearing interest at 5.75% per annum; payable in monthly installments of approximately $2.2 thousand due through July 2012	20,868	-

Related party Promissory note payable; bearing interest of 15% per annum; unsecured; due on demand	200,000	465,000

Promissory note payable; bearing interest of 7.5% per annum; unsecured; principal payments due monthly approximately $27 thousand through July 2011; currently in default	158,127	158,127

Total notes payable	2,604,111	2,584,987

Less current portion	2,604,111	623,127

Total long-term debt	$-	$1,961,860

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

The share conversion liability is subject to recurring fair value adjustments each reporting period (see Note 9 - Assets and Liabilities Measured at Fair Value). The discount is amortized over the life of the note payable using the effective interest method and recorded as interest expense in the statement of operations. During the three and nine months ended April 30, 2012 , total interest expense related to the convertible note payable was approximately $88 thousand and $263 thousand, respectively. During the three and nine months ended April 30, 2011, total interest expense related to the convertible note payable was approximately $81 thousand and $239 thousand, respectively . Of the interest expense recognized for the nine months ended April 30, 2012 and 2011, approximately $103 thousand and $97 thousand, respectively, was elected by the Company to be deferred and added to the principal of the note.

At April 30, 2012, the said note was convertible into approximately 9.3 million shares of common stock with a market value of approximately $327 thousand.

The Company is in default with respect to the promissory note due July 2011. Consequently, the Company has accrued interest in accordance with the promissory notes default provision at an interest rate of 18%.

The following is a schedule of the future maturity payments required under the Company’s promissory notes payable.

As of April 30, 2012

Current	$2,740,314
2,740,314
Net of discount on convertible note payable	(136,203)
$2,604,111

Of the notes payable, approximately $2.6 million is classified as a current liability as of April 30, 2012.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist of the following at April 30, 2012 and July 31, 2011:

	April 30, 2012	July 31, 2011
Commissions	$284,065	$130,705
Interest	55,250	32,286
Marketing materials	728	1,284
Payroll	100,843	58,252
Refund reserve	10,000	10,000
Rent	1,191	4,757
Sales tax payable	72,739	34,601
Unclaimed property	40,555	41,255
Total	$565,371	$313,140

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

NOTE 7 - DEFERRED REVENUE

Deferred revenue consists of the following at April 30, 2012 and July 31, 2011:

	April 30, 2012	July 31, 2011
Advertising	$8,590	$20,574
Conference	1,404	-
Consumable products	26,942	6,806
Direct response media	25,689	45,854
Marketing fees	-	15,875
Member fees	7,651	25,687
Total	$70,276	$114,796

NOTE 8 – DEFERRED COMPENSATION

Deferred compensation at July 31, 2011 was approximately $98 thousand and consisted of compensation due to Mark Jarvis, Co-Chief Executive Officer, and a consultant.  These individuals deferred their compensation in an effort to manage cash flow while the Company undertook several capital intensive initiatives.  Subsequent to July 31, 2011, the Company and Mark  Jarvis entered into an employment agreement amendment which eliminated the deferred compensation due Mark Jarvis, and the Company issued 62,241 shares of restricted common stock to satisfy the deferred compensation due consultant. No deferred compensation was due at April 30, 2012.

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

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

Assets and liabilities measured at estimated fair value and their corresponding fair value hierarchy is summarized as follows:

April 30, 2012
Fair Value Measurements at Reporting Date Using
	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Total
	(Level 1)	(Level 3)	Fair Value
Marketable securities	$1,600	$-	$1,600
Total Assets	$1,600	$-	$1,600

Share conversion feature	$-	$-	$-
Warrants	$-	$495,408	$495,408
Total liabilities	$-	$495,408	$495,408

(Audited)
July 31, 2011
Fair Value Measurements at Reporting Date Using

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Marketable securities	$36,800	$-	$36,800
Total Assets	$36,800	$-	$36,800

Share conversion feature	$-	$-	$-
Warrants	$-	$299,600	$299,600
Total liabilities	$-	$299,600	$299,600

The Company has categorized its assets and liabilities measured at fair value into the three-level fair value hierarchy, as defined in Note 2, based upon the priority of inputs to respective valuation techniques. Assets included in the level 1 of the fair value hierarchy include marketable securities which are fair valued on a recurring basis using quoted market prices. Liabilities included within level 3 of the fair value hierarchy presented in the preceding table include a share conversion feature and noncompensatory warrants. The valuation methodology for liabilities within level 3 uses a combination of observable and unobservable inputs in calculating fair value. The share conversion feature had no fair value at April 30, 2012 or July 31, 2011.

The Company recorded an unrealized loss of approximately $0 thousand and approximately $35 thousand on its marketable securities for the three and nine months ended April 30, 2012, respectively, and a unrealized loss of $240 thousand and $400 thousand for the three and nine months ended April 30, 2012, respectively. The loss has been included in the Statement of Operations caption “(Loss) gain on change in fair value of marketable securities.”

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

The changes in level 3 liabilities measured at fair value on a recurring basis during the three and nine months ended April 30, 2012 and the year ended July 31, 2011 is summarized as follows:

Fair Value Measurements
Using Significant Unobservable Inputs
(Level 3)

	Balance Beginning of Period	Issuance	(Gain) or Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the three months ended April 30, 2012
Share conversion feature	$-	$-	$-	$-
Warrants	$27,436	$-	$467,972	$495,408

For the nine months ended April 30, 2012
Share conversion feature	$-	$-	$-	$-
Warrants	$299,600	$1,456	$194,352	$495,408

For the year ended July 31, 2011 (Audited)
Share conversion feature	$462,013	$-	$(462,013)	$-
Warrants	$6,370,000	$24,000	$(6,094,400)	$299,600

For the three and nine months ended April 30, 2012, unrealized losses of approximately $468 thousand and $194 thousand, respectively, are included in earnings within the Statement of Operations caption “(Loss) gain on change in fair value of warrants.” The unrealized losses from the change in the fair value of warrants are a result of a increase in the Company’s share price from $0.02 to $0.035, which is used as an input valuing the warrants.

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

NOTE 10—REDEEMABLE PREFERRED STOCK

On December 28, 2011, the Company filed an amendment to its Certificate of Incorporation increasing its authorized preferred stock from 10 million shares to 11.35 million shares with a par value of $0.0001 per share. The Company has issued 11.35 million shares of preferred stock as of April 30, 2012 with a par value of $0.0001 per share. The following table summarizes the Preferred Stock issuances and number of Preferred Shares outstanding:

		Shares Outstanding at
Preferred Stock	Date of
Issuance	Issuance	April 30, 2012	July 31, 2011
Series A	July 30, 2009	1,750,000	1,750,000
Series B	October 6, 2009	2,000,000	2,000,000
Series C	January 29, 2010	1,000,000	1,000,000
Series C	June 3, 2010	2,300,000	2,300,000
Series C	June 9, 2011	1,500,000	1,500,000
Series C	December 28, 2011	2,800,000	-
		11,350,000	8,550,000

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

The liquidation value of Series A, Series B and Series C Convertible Preferred Stock was $1.75 million, $2 million and $7.6 million, respectively, as of April 30, 2012.

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

At April 30, 2012, Series A, Series B and Series C Convertible Preferred Stock is convertible into 28 million, 8 million and 30.4 million common shares, respectively. If the Convertible Preferred Stock had been converted as of April 30, 2012, the aggregate market price of the common shares for Series A, Series B and Series C would have been approximately $980 thousand, $280 thousand, and $1.1 million, respectively.

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

NOTE 11 - COMMON STOCK

On December 28, 2011, the Company filed an amendment to its Certificate of Incorporation increasing its total number of authorized shares from 310 million to 311.25 million shares, consisting of 300 million common shares with a par value of $0.0001 per share. On all matters required by law to be submitted to a vote of the holders of common stock, each share of common stock is entitled to one vote per share. As of April 30, 2012, the Company had 65,160,954 shares issued and outstanding.

On July 30, 2009, the Company granted Mr. Jarvis 1.8 million shares of common stock, to be held in escrow, in connection with the execution of an employment agreement. These shares will be issued to Mr. Jarvis in accordance with the vesting period or upon completion of certain performance measures. Due to the forward stock split, the amount of shares was increased to 7.2 million shares of common stock. The shares were subject to a vesting period in which 3.6 million shares vested on July 30, 2010 and July 30, 2011, respectively. The grant date fair value was approximately $306 thousand. As of April 30, 2012, all shares were vested and issued.

For the three and nine months ended April 30, 2012, approximately $8 thousand and $55 thousand, respectively, of stock-based compensation expense was recognized, as a result of various share issuances. For the three and nine months ended April 30, 2011, approximately $19 thousand and $57 thousand, respectively, of stock-based compensation expense was recognized, as a result of various share issuances.

On July 31, 2009, the Company entered into a stock repurchase agreement with a majority shareholder to purchase 8 million shares for $210 thousand or $0.26 per share. The treasury stock was recorded at cost. Management’s plan is to retire these shares.

NOTE 12–WARRANTS

During 2009, Zurvita’s Board of Directors adopted the 2009 Incentive Stock Plan (the 2009 Plan), pursuant to which we reserved for issuance 6 million shares of Zurvita common stock to be used as awards to employees, directors, consultants, and other service providers. The purpose of the 2009 Plan is to provide an incentive to attract and retain officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons into Zurvita’s development and financial success. Under the 2009 Plan, Zurvita is authorized to issue incentive stock options intended to qualify under Section 422 of the Code, non-qualified stock options, stock appreciation rights, performance shares, restricted stock and long term incentive awards. The 2009 Plan is administered by the Board’s designated Compensation Committee. As of April 30, 2012 approximately 5.6 million total options were issued under the 2009 Plan.

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

The following table summarizes the status of all warrants outstanding and exercisable at April 30, 2012.

Outstanding Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	71,908,000	$0.17	4.86
$0.50 to $0.99	100,000	$0.75	2.78
	72,008,000	$0.17	4.86

Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	71,822,580	$0.17	4.86
$0.50 to $0.99	100,000	$0.75	2.78
	71,922,580	$0.17	4.86

Compensatory Equity Warrants

During the nine months ended April 30, 2012, the Company issued compensatory equity warrants to purchase an aggregate of approximately 433 thousand shares of common stock.

Assumptions used to determine the fair value of the compensatory warrants granted during the nine months ended April 30, 2012 and during the year ended July 31, 2011 are as follows.

		(Audited)
	April 30, 2012	July 31, 2011

Expected dividends	0%	0%
Expected volatility	70%	65%
Risk free interest rate	0.35% - 0.81%	0.70% - 1.30%
Expected life	5 years	5 years

The following table summarizes the activity for compensatory warrants classified as equity for the nine months ended April 30, 2012.

	Compensatory Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2011 (Audited)	5,175,000	$0.22	3.89	$-
Granted	433,000	0.23	-	-
Exercised	-	-	-	-
Cancelled or Expired	-	-	-	-
Outstanding at April 30, 2012	5,608,000	$0.22	3.25	$-
Exercisable at April 30, 2012	5,522,580	$0.22	3.04	$-

There were no warrants exercised during the nine months ended April 30, 2012 and therefore no intrinsic value realized. The total fair value of warrants vested during the nine months ended April 30, 2012 was approximately $178 thousand. The weighted average grant date fair value of warrants granted during the nine months ended April 30, 2012 and 2011 was $0 and $0, respectively.

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

A summary of the status of the Company's non-vested compensatory equity warrants as of April 30, 2012, and the changes during the nine months ended April 30, 2012, is presented below.

	Compensatory Equity Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2011 (Audited)	1,316,503	$0.14
Issued	433,000	0.23
Exercised	-	-
Expired	-	-
Vested	(1,664,083)	0.52
Non-vested at April 30, 2012	85,420	$0.01

All compensation cost related to non-vested awards has been recognized.

Non-compensatory Liability Warrants

During the nine months ended April 30, 2012, Zurvita issued in conjunction with preferred stock non-compensatory warrants to purchase an aggregate of approximately 11.2 million shares of common stock. There were approximately 66.4 million non-compensatory warrants outstanding as of April 30, 2012, all of which were classified as liabilities. These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control or certain exercise prices are not fixed which has the potential to cause a variable number of shares and/or value exchange upon exercise.

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

Assumptions used to determine the fair value of the non-compensatory warrants outstanding during the nine months ended April 30, 2012 and granted at and during the year ended July 31, 2011 are as follows.

		(Audited)
	April 30, 2012	July 31, 2011

Expected dividends	0%	0%
Expected volatility	70%	65%
Risk free interest rate	0.69% - 1.28%	1.41% - 2.50%
Expected life	7 years	7 years

The following table summarizes the activity for non-compensatory warrants classified as liabilities for the nine months ended April 30, 2012.

	Compensatory Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at July 31, 2011 (Audited)	55,200,000	$0.15	5.41
Granted	11,200,000	0.25	6.66
Exercised	-	-	-
Cancelled or Expired	-	-	-
Outstanding and exercisable at April 30, 2012	66,400,000	$0.17	4.99

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

As of April 30, 2012, there was no unrecognized compensation cost related to non-compensatory liability warrants as all were immediately vested upon issuance. There were no warrants exercised during the nine months ended April 30, 2012, therefore no intrinisc value realized. The total fair value of vested warrants at April 30, 2012 was approximately $1 thousand. The weighted average grant date fair value of warrants granted during the nine months ended April 30, 2012 and 2011 was $0 and $0, respectively.

A summary of the status of the Company’s non-vested non-compensatory liability warrants as of April 30, 2012, and the changes during the nine months ended April 30, 2012, is presented below.

	Non-Compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2011 (Audited)	-	$-
Issued	11,200,000	-
Exercised	-	-
Expired	-	-
Vested	(11,200,000)	-
Non-vested at April 30, 2012	-	$-

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

Amacore had accelerated the vesting conditions of the original award prior to July 31, 2009 and, therefore, no compensation expense is recorded in fiscal 2010. As of April 30, 2012, there were 800 thousand warrants outstanding and exercisable. No warrants expired, nor were any warrants exercised or forfeited during the nine months ended April 30, 2012 and, therefore, no intrinsic value has been realized. As of April 30, 2012, the weighted average exercise price of warrants granted was $0.60. The grant date fair value of the warrants granted was $0.43.

Stock-Based Compensation Expense

For the nine months ended April 30, 2012 and 2011, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, with the Statement of Operations as follows:

	Three Months Ended April 30,		Nine Months Ended April 30,
	2012	2011	2012	2011
Stock-based compensation:
Payroll and employee benefits	7,911	85,745	55,274	266,288
Total	$7,911	$85,745	$55,274	$266,288

NOTE 13 - RELATED PARTY TRANSACTIONS

Commissions Paid

There are immediate family members of Mr. Jarvis, who operate as independent sales consultants who were paid leader subsidies and commission compensation which approximated $0 thousand and $53 thousand for the three months ended

April 30, 2012, respectively, and approximately $0 thousand and $116 thousand for the nine months ended April 30, 2012, respectively. These payments were for work they performed on behalf of the Company.

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

Leader subsidies and commission compensation for the work performed were approximately were approximately, $1.5 thousand and $25 thousand for the three months ended April 30, 2011, respectively, and approximately $10.5 thousand and $50 thousand, for the nine months ended April 30, 2011, respectively.

Interest on Note Payable to Infusion Brands International, Inc. f/k/a OmniReliant Holdings, Inc.

The Company recognized interest expense with respect to the note payable due to Infusion Brands, who is a significant shareholder of the company. For the three and nine months ended April 30, 2012 interest expense was approximately $88 thousand and $263 thousand, respectively, and approximately $81 thousand and $239 thousand for the three and nine months ended April 30, 2011, respectively. During the three and nine months ended April 30, 2012 , total interest expense related to the convertible note payable was approximately $88 thousand and $263 thousand, respectively. During the three and nine months ended April 30, 2011, total interest expense related to the convertible note payable was approximately $81 thousand and $239 thousand, respectively . Of the interest expense recognized for the nine months ended April 30, 2012 and 2011, approximately $103 thousand and $97 thousand, respectively, was elected by the Company to be deferred and added to the principal of the note.

Agreement with Amacore

The Company entered into a Marketing and Sales Agreement on July 31, 2009, pursuant to which Amacore agreed to provide certain services to Zurvita. In addition, pursuant to the Agreement, Zurvita shall continue to have the right to benefit from certain agreements which Amacore maintains with product and service providers. For the nine months ended April 30, 2012, Zurvita paid Amacore $545 thousand, for these services, as compared to $381 thousand for the same period in the prior year.

On June 30, 2011, the Company issued to Amacore an on-demand promissory note for $150 thousand. The note accrued interest at 15% per annum. As of April 30, 2012, the Company repaid the note plus accrued interest of $3 thousand.

On June 30, 2011, the Company issued to Amacore an on-demand promissory note for $295 thousand. The note accrued interest at 15% per annum. As of April 30, 2012, the Company repaid the note plus accrued interest of $2.9 thousand.

On January 31, 2012, the Company was issued by Amacore an on-demand promissory note for $210 thousand. The note accrued interest at 15% per annum. As of April 30, 2012, Amacore had repaid the note plus accrued interest of $2.4 thousand.

On April 20, 2012, the Company issued to Amacore an on-demand promissory note for $200 thousand. The note accrues interest at 15% per annum. As of April 20, 2012, the Company has not repaid the note plus accrued interest of $1.7 thousand.

Note Payable to Mark Jarvis

On July 19, 2011, the Company issued to Mark Jarvis an on-demand promissory note for $20 thousand. The note accrued interest at 15% per annum. As of April 30, 2012, the Company repaid the note plus accrued interest of $213.

NOTE 14- SUBSEQUENT EVENTS

Transaction with Amacore

On May 8, 2012, the Company and Amacore entered into a Stock Purchase Agreement (the “Amacore Purchase Agreement”) whereby the Company purchased 37.21 million shares of the Company’s common stock from Amacore. Pursuant to the Amacore Purchase Agreement, the Company paid to Amacore a purchase price equal to $300 thousand. In connection with the Amacore Purchase Agreement, Amacore forgave the Company’s indebtedness to Amacore in principal and interest equal to $362 thousand.

Furthermore, in connection with and concurrently with the Amacore Purchase Agreement, the Company and Amacore entered into an Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligations (the “Conveyance Agreement”) whereby the Company assigned, sold, conveyed and transferred all of the Company’s right, title and interest in certain intellectual property rights related to the Company’s ZLinked technology, which intellectual property rights are defined and identified in a Conveyance Agreement (the “Assets”). Pursuant to the Conveyance Agreement, Amacore agreed to assume any and all liabilities and obligations associated with the Assets, regardless of when such liabilities and obligations arose.

Transaction with Infusion

On May 8, 2012, the Company and Infusion entered into a Stock Purchase Agreement (the “Infusion Purchase Agreement”) whereby the Company purchased 15.2 million shares of the Company’s common stock from Infusion. Pursuant to the Infusion Purchase Agreement, the Company paid to Infusion a purchase price equal to $100 thousand.

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

Furthermore, in connection with the Infusion Purchase Agreement, Infusion forgave and surrendered for cancellation that certain promissory note in principal amount of $2,000,000 (the “Note”) along with accrued interest of $334 thousand, which Note was issued by the Company to Infusion in connection with that certain License and Marketing Agreement, dated October 9, 2009, by and between the Company and Infusion. Lastly, Infusion terminated and released any and all of Infusion’s security interest arising out of that certain Security Agreement, dated December 2, 2010, by and between the Company and Infusion.

Transaction with Mark Jarvis

In exchange for loaning the Company $127 thousand to fund working capital requirements, the Company issued to Mark Jarvis an on-demand promissory note for approximately $127 thousand. The note accrues interest at 15% per annum. The funds were received on June 12, 2012.

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

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition and results of our operations. The MD&A is organized as follows:

•	Overview – This section provides a general description of our business.

•	Results of operations – This section provides an analysis of our results of operations comparing the three and nine months ended April 30, 2012 and 2011. This analysis is provided on a consolidated basis.

•	Liquidity and capital resources – This section provides an analysis of our cash flows for the nine months ended April 30, 2012 and 2011 as well as a discussion of our liquidity and capital resources.

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

RESULTS OF OPERATIONS

Results of Operations

	For the Three Months Ended April 30,			For the Nine Months Ended April 30,
			Increase			Increase
	2012	2011	(Decrease)	2012	2011	(Decrease)

Revenues	$2,002,697	$1,214,641	$788,056	$4,495,063	$3,663,094	$831,969
Cost of sales	1,587,518	866,450	721,068	3,732,212	2,479,077	1,253,135

Gross profit	415,179	348,191	66,988	762,851	1,184,017	(421,166)

Operating expenses	1,024,672	1,244,205	(219,533)	3,106,614	4,184,014	(1,077,400)
Operating loss	(609,493)	(896,014)	(286,521)	(2,343,763)	(2,999,997)	(656,234)

Other (expense) income	(567,994)	(160,972)	(407,022)	(441,469)	5,885,948	(6,327,417)

(Loss) income before income taxes	(1,177,487)	(1,056,986)	(120,501)	(2,785,232)	2,885,951	(5,671,183)

Income taxes	1,561	448	1,113	2,903	3,121	(218)

Net (loss) income	$(1,179,048)	$(1,057,434)	$(121,614)	$(2,788,135)	$2,882,830	$(5,670,965)

Basic and diluted (loss) earnings per share	$(0.02)	$(0.02)		$(0.04)	$0.05

Revenue:

For the three and nine months ended April 30, 2012 and 2011, total revenue increased by $788 thousand and $831 thousand, respectively, over prior periods. Despite material decreases in the administrative websites, advertising sales, marketing fees and materials and membership fees revenue components, the Company was able to achieve increased total revenue due to the Company’s new, consumable health and wellness and weight management products that launched subsequent to January 31, 2012 and have been the sales focus of the Company since then. The various components of total revenue are discussed below.

Administrative Websites

Administrative website sales were approximately $136 thousand and $394 thousand for the three and nine months ended April 30, 2012, respectively, as compared to approximately $230 thousand and $1.1 million for the three and nine months ended April 30, 2011. Prior to the Company’s launch of Zeal, the Company experienced various product issues that resulted in significant attrition of the Company’s active consultant base who subscribe for such websites, resulting in an approximate $94 thousand and $688 thousand decrease in administrative website revenue for the three and nine months period respectively.

Advertising Sales

The Company’s advertising sales were approximately $38 thousand and $146 thousand for the three and nine months ended April 30, 2012, as compared to approximately $137 thousand and $591 thousand for the three and nine months ended April 30, 2011. The Company has reduced its marketing of ZLinked due to its technology platform having technical shortcomings that led to adverse refund and persistency rates, which caused an approximate $445 thousand decrease in advertising sales from the prior nine months period ended. On May 8, 2012, the Company sold ZLinked to Amacore and will no longer be selling advertising.

Commissions

The Company’s commission revenue for the three and nine months ended April 30, 2012, was approximately $47 thousand and $214 thousand, respectively, as compared to approximately $92 thousand and $369 thousand for the three and nine months ended April 30, 2011. The approximate $154 thousand decrease over the nine months ended is due to run off of the Company’s residential energy block of business as well as lower commercial energy sales. The Company did not market residential energy during the nine months ended April 30, 2012. In January 2012, the Company decided to halt its commercial energy business due to lack of profitability and to focus its resources on health and wellness and weight management products.

Consumable Products

The Company’s consumable products revenue represents consumable health and wellness and weight management products. For the three and nine months ended April 30, 2012, consumable products revenue was approximately $1.7 million and $3.5 million, respectively, as compared to $464 thousand and $490 thousand, for the three and nine months ended April 30, 2011. The increase is due to the Company focusing on selling their products subsequent to January 31, 2012.

Marketing Fees and Materials

The Company’s marketing fees and materials revenue for the three and nine months ended April 30, 2012, were approximately $45 thousand and $186 thousand, respectively, as compared to approximately $192 thousand and $750 for the three and nine months ended April 30, 2011, respectively. The aforementioned attrition of the Company’s active consultant base was the significant factor resulting in an approximate $147 thousand and $564 thousand decrease in marketing fees and materials revenue over the prior three and nine months period ended.

Membership Fees

The Company’s membership fees were approximately $30 thousand and $94 thousand for the three and nine months ended April 30, 2012, as compared to $100 thousand and $382 thousand for the three and nine months ended April 30, 2011. The decrease in membership revenue is a result of the Company’s efforts to focus on the sale of advertising, energy, and consumable products as they are higher margin products.

Cost of Sales:

Total cost of sales for the three and nine months ended April 30, 2012, was approximately $1.6 million and $3.7 million, respectively, as compared to approximately $866 thousand and $2.5 million for the three and nine months ended April 30, 2011. The increase in cost of sales is related to an increase in commissions paid to sales consultants on consumable product sales to stimulate sale activity and growth. The various components of cost of sales are discussed below.

Benefit and Service Cost
Benefit and service cost represents the direct cost of the membership and subscription products sold such as administrative websites, advertising sales, marketing materials and membership fees. Benefit and service cost was approximately $144 thousand and $480 thousand for the three and nine months ended April 30, 2012, respectively, as compared to approximately $265 thousand and $887 thousand for the three and nine months ended April 30, 2011, respectively. The decrease is due to less administrative website sales, advertising sales and membership fees.

Consumable Products Manufacturing Cost
Consumable products manufacturing cost represents Zeal’s manufactured cost, ancillary weight management product cost and the cost of shipping the product to customers. For the three and nine months ended April 30, 2012, the Company recognized $460 thousand and $931 thousand of such cost, respectively, as compared to $127 thousand and $127 thousand for the three and nine months ended April 30, 2011, respectively. The increase is due to the Company’s efforts to focus on selling consumable products.

Sales Commissions
The Company pays its independent sales agents on a commission basis. Sales commissions for the three and nine months ended April 30, 2012, were approximately $984 thousand and $2.3 million, respectively, as compared to approximately $475 thousand $1.5 million for the three and nine months ended April 30, 2011, respectively. The increase of $509 thousand and $855 thousand for the three and nine months period ended is a result of various promotions implemented to stimulate consumable product sales growth.

Gross Profit:

For the three months ended April 30, 2012, gross profit was approximately $415 thousand or 20%, as compared to approximately $348 thousand or 29% for the three months ended April 30, 2011. Gross profit for the nine months ended April 30, 2012 was approximately $763 thousand or 17% as compared to $1.2 million or 32% for the nine months ended April 30, 2011. Although total revenues increased between the periods, the gross profit amount and percentage decreased due to the significant increase in sales commissions.

Operating Expenses:

Our operating expenses for the three and nine months ended April 30, 2012 were approximately $1.0 million and $3.1 million, respectively, and for the three and nine months ended April 30, 2011 were approximately $1.2 million and $4.2 million, respectively.

The table below sets forth components of our operating expenses for the three and nine months ended April 30, 2012, compared to the corresponding prior year period:

	Three Months Ended April 30,			Nine Months Ended April 30,
	2012	2011	Increase (Decrease)	2012	2011	Increase (Decrease)

Depreciation	$7,848	$8,772	$(924)	$24,300	$28,089	$(3,789)
Office Related Expenses	133,275	144,752	(11,477)	403,698	406,277	(2,579)
Payroll and Benefits	467,510	575,646	(108,136)	1,485,517	1,689,589	(204,072)
Professional Fees	177,600	168,413	9,187	570,560	663,381	(92,821)
Selling and Marketing	193,430	291,160	(97,730)	533,665	1,223,990	(690,325)
Travel	45,009	55,462	(10,453)	88,874	172,688	(83,814)

Total operating expenses	$1,024,672	$1,244,205	$(219,533)	$3,106,614	$4,184,014	$(1,077,400)

Depreciation expense for the three and nine months ended April 30, 2012, was approximately $8 thousand and $24 thousand, respectively, a decrease of approximately $1 thousand and $4 thousand from the same prior year period. The decrease is due to lower carrying values of depreciable assets during the three and nine months ended April 30, 2012 as compared to the same prior year period.

Office related costs include rent, insurance, utilities and office maintenance. For the three months ended April 30, 2012 these costs were approximately $29 thousand, $18 thousand, $10 thousand, and $76 thousand, respectively. For the nine months ended April 30, 2012 these costs were $86 thousand, $43 thousand, $31 thousand, and $244 thousand, respectively. The overall decrease of approximately $11 thousand and $3 thousand is due to cost reduction efforts of the Company.

Payroll and related expenses for the three and nine months ended April 30, 2012 was approximately $468 thousand and $1.5 million, respectively, a decrease of approximately $108 thousand and $204 thousand over the same prior year periods. The decrease is due to certain employee salary reductions and a reduction in stock based compensation.

Professional fees consist of consulting, accounting fees, contract labor and legal costs. For the three months ended April 30, 2012, these costs were approximately $57 thousand, $50 thousand, $27 thousand and $44 thousand, respectively. For the nine months ended April 30, 2012, these costs were approximately $204 thousand, $189 thousand, $81 thousand, and $97 thousand, respectively.  Significant reductions in consulting and accounting fees led to an overall professional fees decrease of approximately $93 thousand. The higher accounting fees in the prior period was due to the Company changing its auditors and the predecessor auditor’s inability to provide consent to the use of their opinion on prior year financial statements which led to a re-audit of the prior year financial statements by the current auditor. The increase in contract labor is a result of the Company increasing its dependency on contract labor for its Zlinked operations.

Selling and marketing expenses for the three and nine months ended April 30, 2012, were $193 thousand and $534 thousand, respectively, as compared to $291 thousand and $1.2 million for the three and nine months ended April 30, 2011, respectively, a decrease of approximately $98 thousand and $690 thousand over the prior reporting period. The significant decrease is due to less amortization of deferred costs such as agent advanced compensation and other prepaid marketing costs between the periods.

Business travel expenses for the three and nine months ended April 30, 2012, were approximately $45 thousand and $89 thousand, respectively, a decrease of approximately $10 thousand and $84 thousand as compared to the three and nine months ended April 30, 2011, respectively. Travel expenses decreased as the Company limited its business travel to reduce expenses.

Other Income (Expense):

Gain on change in fair value of embedded share conversion feature

An embedded share conversion feature exists within the Company’s convertible note payable. The Company has determined the conversion feature to be a derivative instrument and has estimated its at fair value at the time of issuance and at each subsequent reporting period. There were no unrealized gains on the conversion feature for the three and nine months ended April 30, 2012, as compared to no unrealized gains for the three months and an unrealized gain of approximately $462 thousand for the nine months ended April 30, 2011. Changes in the fair value of embedded share conversion feature result in either unrealized gains or losses that are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 9 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the estimation of the fair value of this conversion feature.

Interest expense

Interest expense for the three and nine months ended April 30, 2012 was approximately $101 thousand and $294 thousand, respectively, as compared to $88 thousand and $256 thousand for the three and nine months ended April 30, 2011.  The increase in interest expense is a result of accreting the discount recognized on the Company’s $2 million interest bearing convertible note issued on October 9, 2009. Accretion of $89 thousand and $263 thousand is included within interest expense for the three and nine months ended April 30, 2012, respectively, as compared to $81 thousand and $240 thousand of accretion included within interest expense for the three and nine months ended April 30, 2011, respectively.

Loss on change in fair value of marketable securities

The Company’s marketable securities consist of non-registered common stock. The Company fair values these securities on a recurring basis. The Company recorded an unrealized loss of zero and $35 thousand for the three and nine months ended, April 30, 2012, respectively, as compared to an unrealized loss of $240 thousand and $400 thousand for the three and nine months ended April 30, 2011, respectively. These unrealized losses and gains are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 9– Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the determination of fair value for the Company’s marketable securities.

(Loss) gain on change in fair value of warrants

The Company’s liability warrants are recorded at fair value. Their fair value is subject to remeasurement on a recurring basis. For the three months ended April 30, 2012 and 2011, the change in fair value of these warrants resulted in an approximate unrealized loss of $468 thousand and an approximate unrealized gain of $154 thousand, respectively. For the nine months ended April 30, 2012 and 2011, the change in fair value of these warrants resulted in an approximate $194 thousand unrealized loss and $6.1 million unrealized gain, respectively. The unrealized loss for the three and nine months end April 30, 2012 is a result of the significant increase in share price from $0.02 to $0.035 which is used as an input in fair valuing the warrants. The gain in fair value for the three and nine months ended April 30, 2011 is a result of the significant decline in share price from $0.24 to $0.04. These losses and gains are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 9 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10-Q for additional information with respect to the estimation of the fair value of these warrants.

Income Taxes:

For the three and nine months ended April 30, 2012, the Company estimated approximately $2 thousand and $3 thousand, respectively, of income tax expense as compared to $488 and $3 thousand for the three and nine months ended April 30, 2011, respectively. The decrease between the nine month periods is a result of the Company’s lower gross margin as it is the basis for estimating Texas gross margin tax. The Company had increased margin for the three month period which consequently led to the increase in income tax expense for the period.

The Company realized no federal tax benefit from the deferred tax asset resulting from its historical net operating loss carryforwards as the deferred tax asset is fully reserved.

Net (Loss) Income:

The Company had net loss of approximately $1.2 million and $2.8 million for the three and nine months ended April 30, 2012, respectively, as compared to net loss of approximately $1.1 million and net income of approximately $2.9 million for the three and nine months ended April 30, 2011, respectively. The main reason the Company went from earnings to a loss is due to the Company recognizing less of an unrealized gain on the change in fair value of the Company’s liability warrants between the periods.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of April 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the nine month period ended April 30, 2012 to the corresponding prior period:

	April 30, 2012	April 30, 2011

Net cash used in operating activities	$(2,451,166)	$(2,871,802)
Net cash (used in) provided by investing activities	(3,807)	1,691,809
Net cash provided by financing activities	2,507,429	890,669

Net increase (decrease) in cash	$52,456	$(289,324)

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

As of April 30, 2012:
Current	$111,430
2013	$112,970
2014	$112,970
2015	$28,243
2016	$-
Thereafter	-
$365,612

Since its inception, the Company has met its capital needs principally through sale of its equity securities and the issuance of debt. The proceeds from the sale of these securities have been used for the Company’s operating expenses, such as salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above. At April 30, 2012, the Company had negative working capital of approximately $3.0 million, an accumulated deficit of approximately $22.6 million and negative cash flows from operating activities of approximately $2.4 million. Since the date of inception, the Company has used approximately $12.6 million in operations.

We believe that without significant equity and debt investment from outside sources, the Company will not be able to sustain its current planned operations for the next 12 months. Since July 31, 2009, the Company has sold several series of preferred stock for gross proceeds of $9.6 million to a related party. In order to raise capital, the Company may sell additional equity or issued additional convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.  Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution. The Company has approximately $2.6 million of outstanding notes payable as of April 30, 2012. These issues raise substantial doubt about our ability to continue as a going concern for a reasonable period.

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

Marketing Fees and Materials

Prior to April 2011, the independent sales consultants paid the Company an annual fee to become marketing representatives on behalf of the Company.  In exchange, the representatives received access, on an annual basis, to various marketing and promotional materials and tools, as well as access to a customized management reporting platform. Accordingly, revenue from marketing fees is recognized over an annual period.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of April 30, 2012, there was no material changes in the Company’s legal proceedings as previously disclosed in the Company’s 2011 Annual Report.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

(a) Exhibits:

10.1	Stock Purchase Agreement between the Company and Amacore Group, Inc. dated May 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 14, 2012).

10.2	Escrow Agreement between the Company and Amacore Group, Inc. dated May 8, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 14, 2012).

10.3	Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations by and between the Company and Amacore Group, Inc., dated May 8, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 14, 2012).

10.4	Securities Purchase Agreement by and between the Company and Infusion Brands International, Inc. dated May 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 14, 2011).

10.5	Escrow Agreement between the Company and Infusion Brands International, Inc. dated May 8, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 14, 2012).

31.1	Certification of the Co-Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 14, 2012	/s/ Jay Shafer
Jay Shafer
Co-Chief Executive Officer

Dated: June 14, 2012	/s/ Jason Post
Jason Post
Chief Financial Officer

EXHIBIT INDEX

10.1	Stock Purchase Agreement between the Company and Amacore Group, Inc. dated May 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 14, 2012).

10.2	Escrow Agreement between the Company and Amacore Group, Inc. dated May 8, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 14, 2012).

10.3	Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations by and between the Company and Amacore Group, Inc., dated May 8, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 14, 2012).

10.4	Securities Purchase Agreement by and between the Company and Infusion Brands International, Inc. dated May 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 14, 2011).

10.5	Escrow Agreement between the Company and Infusion Brands International, Inc. dated May 8, 2012 (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 14, 2012).

31.1	Certification of the Co-Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

