Form 10-K
period 2012-07-31
Zurvita Holdings, Inc.
filed 2012-11-14
CIK 1408950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended July 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes  ☐    No  ☒

The aggregate market value of the common equity held by non-affiliates as of the Company’s most recently completed second fiscal quarter computed at $0.01, the price at which the Company’s common stock was last sold on January 31, 2012, was $0.01 * 4,864,188 = $49,584.

The number of shares outstanding of each of the issuer’s classes of common stock as of October 29, 2012:

12,750,954 shares of common stock, par value $0.0001.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ZURVITA HOLDINGS HOLDINGS, INC.

FORM 10-K

For the Year Ended July 31, 2012

PART I

Forward-Looking Statements

This Annual Report on Form 10-K may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Generally, words such as “may,” “will,” “should,” “could,” “would,” “anticipate,” “expect,” “believe,” “goal,” “plan,” “intend,” “estimate,” “continue” or the negative of or other variation on these and similar other expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-K and in other places, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, our future performance and operating results, our future operating plans, our liquidity and capital resources and our legal proceedings. We do not undertake to update or revise the forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 1. DESCRIPTION OF BUSINESS

Overview

Our consolidated financial statements include the accounts of Zurvita Holdings, Inc. (referred to herein as the “Company,” “Zurvita Holdings,” “we,” “us” or “our”) and our wholly-owned subsidiary Zurvita, Inc. (Zurvita). Material intercompany transactions and balances have been eliminated upon consolidation. Zurvita Holdings is a national network marketing company offering high-quality health and wellness products targeting individuals and families with a foothold in small town America and expanding rapidly to urban centers. Products are sold through Zurvita’s network of independent sales consultants.

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

Business Strategy

Zurvita’s business model embraces a direct sales approach that utilizes the power of network marketing.  The business strategy relies on a marketing sales force that compensates independent business owners (“Consultants”) not only for sales of Company health and wellness products they personally generate, but also for the sales of other Consultants whom they introduced to the business, creating a sales organization of Consultants and a hierarchy of multiple levels of compensation.  The products, services and business opportunities are typically marketed directly to potential business partners and consumers by means of referrals, video promotions, conferences, the Internet, and word-of-mouth marketing.

Consultants become associated with the Company through an independent contractor relationship and receive remuneration for selling products and services and for expanding their network of people doing the same by promoting Zurvita’s business opportunity. This model provides each independent sales Consultant an opportunity to earn money on a part-time basis or make a living on a full-time basis and to obtain long-term financial security through the creation of long-term residual income.

In February of 2011, Zurvita entered into the growing Health & Wellness industry with its launch of “Zeal”, a nutritional drink, and entered the weight management market with the launch of Zurvita’s Zeal for Life Weight Management Program in late October 2011. Simultaneously, the Company decided to exit the local ad market and the discount fee for service because of the Company’s focus on health and wellness products. To continue to provide support these exited businesses required a separate sales force, customer service and ad support department, continued enhancements to the ad technology, required arrangements with third party companies to support and service the discount fee for service business, required the company to be dependent on other vendors to service its consumers, and required a separate administrative platform to support the discount fee for service business. The commitment to be successful in these markets required substantial resources and the return on those resources when compared to the return on health and wellness resources substantiated the decision to solely focus on health and wellness.

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

Increase Product and Service Offerings

Zurvita continues to explore the marketplace for new health and wellness consumable products that are anticipated by consumers. These are essential consumer and business solutions in large and growing markets. The network marketing industry mandates a state of continuous improvement by offering its Consultants and customers products and services that offer time, value and conveniences at cost competitive prices. Zurvita added to its Zeal for Life program by partnering with renowned fitness expert and motivational speaker, Peter Neilson, whose partnership with Zurvita is focused on training and consulting on wellness and fitness programs. Mr. Neilson’s dedication to health, fitness and lifestyle have propelled him to the top of the world of body building, earning Nielsen titles like Mr. International Universe, Mr. World and well over 50 other titles.

Marketing

Zurvita’s marketing strategies open new, innovative marketing and sales avenues for Consultants to build income through expansion of their sales organization and the residual benefits offered through the sale of health and wellness products. The marketing strategy features unique components beyond the traditional approach indicative of most network marketing companies.

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

Products and Services

Our products consist of consumable health and wellness products. Our products are sold directly to consumers through our network of independent sales Consultants.

Our principal products include the following:

PART I

TABLE 1 - PRODUCTS and SERVICES

Product	Description
Zeal

All-in-one natural nutritional drink.  Synergistic blend of whole food concentrates providing an excellent source of nutrients, antioxidants & vitamins.  Zeal is a proprietary wellness formula that promotes long-term health and wellness.

Zeal Advanced Formula Protein Shakes

Zeal Advanced Formula Protein Shakes are packed with natural carb blocking nutrients designed to block carbohydrate absorption.  These shakes are an excellent source of dietary fiber leaving you with a satisfied, full feeling.

Zeal Cleanse	An herbal and probiotic cleanse that will help detoxify your body and restore your digestive system to a healthy state.
Zeal Burn	An effective blend of thermogenic fat burners, a natural carb blocker and appetite suppressant. Taken before each meal these powerful ingredients will accelerate your metabolism to burn more calories, reduce your hunger and block the absorption of the carbohydrates that you do eat; all without making you jittery as many weight loss products do.
Zeal Weight Management Program

Using Zeal as the foundation for long term health, Zeal Weight Management Program combines Zeal Protein Shakes, Zeal Burn and Zeal Cleanse to effectively assist the consumer in their efforts to lose weight or maintain a "healthier" weight.

Services	Zurvita Protection protects members against common legal issues. Zurvita Health provides members with discount medical benefits. Zurvita Care Saver provides members concierge service and retail discounts. Zurvita Commercial Energy provides members the option to purchase deregulated electric.
Zlinked	ZLinked provides turn-key advertising solutions for small- and medium-sized businesses to connect with consumers on the Internet, including professionally managed pay-per-click (PPC), search engine optimization (SEO), and organic search result ranking. Its online search directory actively pushes ads to an internal local advertising network as well as popular 3rd party search engines.

Employees

As of July 31, 2012, Zurvita Holdings had 21 full-time employees.

Customers

Zurvita’s customers can either be consultants who purchase products, third party consultants or consumers who have purchased directly from a consultant.

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

Product Claims and Advertising Regulations - The Federal Trade Commission (FTC) and certain states regulate advertising, product claims, and other consumer matters.  The FTC and state regulators may institute enforcement actions against companies for false and misleading advertising of consumer products.  In addition, the FTC has increased its scrutiny of the use of testimonials, similar to those used by us and representatives marketing our membership programs. While we have not been the target of any FTC or state regulatory enforcement actions, we can provide no assurance that:

·	the FTC or state regulators will not question our advertising or other operations in the future;
·	a state will not interpret product claims presumptively valid under federal law as illegal under that state’s regulations; or
·	future FTC or state regulations or decisions will not restrict the permissible scope of such claims.

We are also subject to the risk of claims by consultants and their respective customers who may file actions on their own behalf, as a class or otherwise, and may file complaints with the FTC or state or local consumer affairs offices.  These agencies may take action on their own initiative against us for alleged advertising or product claim violations, or on a referral from brokers, agents, customers or others.  Remedies sought in these actions may include consent decrees and the refund of amounts paid by the complaining brokers, agents or consumer, refunds to an entire class of brokers, agents or customers, client refunds, or other damages, as well as changes in our methods of doing business.  A complaint based on the practice of one broker or agent, whether or not we authorized the practice, could result in an order affecting some or all of the brokers and agents that we use in a particular state.  Also, an order in one state could influence courts or government agencies in other states considering similar matters.  Proceedings resulting from these complaints could result in significant defense costs, settlement payments or judgments and could have a material adverse effect on us.

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

We have a history of net losses and have an accumulated deficit of approximately $20.2 million, from inception through July 31, 2012.  We have historically generated significant net operating losses and negative operating cash flows.    You should not rely solely on the public market valuation of the Company and the views of securities analysts and investors for assessing the operational, business and financial success of the Company. Fluctuations in our quarterly operating results or our inability to achieve profitability may cause volatility in the price of our common stock in the public market. Since launching the Zeal for Life line of products we have experienced growth month over month for the previous 7 months ending July 31, 2012 and have since moved into a phase of sustaining ourselves, we are operating within a positive cash flow environment. However, if the Zeal for Life line of products is unable to sustain positive cash flows in the future, we may need outside funding to continue our operations. Additional capital may not be available to us on acceptable terms or may not be available at all.

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

Related parties own approximately 62% of our outstanding common stock and approximately 94% of the voting power of all equity securities. Of the related parties, a significant percentage of the Company’s outstanding securities are controlled by Mark Jarvis who owns approximately 56% of our outstanding common stock and 9% of the voting power of all equity securities.   As a result, Mr. Jarvis’s interests will be significantly represented in certain corporate matters such as the election of the members of our board of directors, appointment of new management and approval of any action requiring stockholder approval.  Mr. Jarvis’s interest in exercising control over us and our business may conflict with the interests of our other stockholders.  Mr. Jarvis’s control may also discourage others from acquiring us or from making a significant investment in us. Related parties collective interest in exercising control over us and our business may conflict with the interests of our other non-related party stockholders.  The significant related party control may also discourage others from acquiring us or from making a significant investment in us.

General economic, financial market and political conditions may materially adversely affect our results of operations and financial conditions.

General economic, financial market and political conditions may have an adverse effect on demand for our services and programs and on our results of operations and financial condition.  Concerns over a double-dip recession, the availability and cost of credit, the declining global mortgage and real estate market, the loss of consumer confidence and reduction in consumer spending, inflation, and other macroeconomic factors could influence demand for our services and programs.  There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key partners, inability of customers to obtain credit to finance purchases of our health and wellness products, and/or customer insolvencies each of which could adversely affect our results of operations and financial condition.

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

While our products are relatively new, the direct-to-consumer industry is intensely competitive, continually evolving and, in some cases, subject to rapid change. We expect the intensity of competition and the pace of change to be increased or at least be maintained in the future. Many of our potential competitors have greater financial, technical, product development, marketing and other resources than us. These organizations may be better known than we are and may have more customers or members than us. We cannot provide assurance that we will be able to compete successfully against these organizations or any alliances they have formed or may form.  Therefore, there can be no assurance that our competitors will not:

•	increase their emphasis on products similar to those we offer;
•	provide products comparable or superior to those we provide at lower consumer cost; and
•	adapt more quickly than we do to evolving industry trends or changing market requirements;

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

We depend on third-party vendors to manufacture and formulate our health and wellness products that we market. As a result, the quality of service they provide is not entirely within our control. If any third-party vendor were to cease operations, or terminate, breach or not renew its contract with us, or suffer interruptions, delays or quality problems, we may not be able to substitute a comparable third-party vendor on a timely basis or on terms favorable to us. As we are generally obligated to continue providing our health and wellness products to our customers even if we lose a third-party vendor, any disruption in our product offerings could harm our reputation and result in customer dissatisfaction and liability claims. Replacing existing third-party vendors with more expensive or less quality third-party vendors could decrease our profitability and harm our reputation.

We may incur material product liability claims, which could increase our costs and harm our financial condition and operating results.

Our health and wellness and weight management products consist of vitamins, minerals, proteins and other ingredients that are classified as foods or dietary supplements and are not subject to food and drug pre-market regulation approval in the United States. As a marketer of nutritional and dietary supplements that are ingested by consumers, we may be subjected to various product liability claims, including that the products contain contaminants, the products include inadequate instructions to their uses, or the products include inadequate warnings concerning side effects and interactions with other substances. Any such product liability claim could adversely affect our revenues and expenses and ability to secure adequate insurance coverage.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Zurvita Holdings’s management offices are located at 800 Gessner Suite 110, Houston, TX 77024.  These facilities are leased and consist of approximately 4 thousand square feet.  The lease expires on July 31, 2015. In addition, Zurvita Holdings leases warehouse space located at 1260 Security Drive, Dallas, Texas 75247. These facilities are leased and consist of approximately 4,800 square feet.

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

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

The common stock of the Company is quoted for trading on the OTC Markets Group (the “OTCQX”) under the symbol “ZRVT.PK” for the year ended July 31, 2012 and was quoted for trading on the OTC Bulletin Board (“OTCBB”) under the symbol “ZRVT.OB” for the year ended July 31, 2011. Set forth below are the quarterly high and low bid prices for our common stock for the years ended July 31, 2012 and 2011.

2012	High	Low
October 31, 2011	0.02	0.02
January 31, 2012	0.01	0.01
April 30, 2012	0.05	0.05
July 31, 2012	0.04	0.04

2011	High	Low
October 31, 2010	0.40	0.10
January 31, 2011	0.19	0.03
April 30, 2011	0.08	0.02
July 31, 2011	0.05	0.03

Holders

As of July 31, 2012, 61,498,713 shares of our common stock are issued and outstanding and there were 96 stockholders of record.

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

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	5,608,000	$0.22	392,000
Equity compensation plans not approved by security holders	–	–	–
Total	5,608,000	$0.22	392,000

ITEM 6. SELECT FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to and should be read in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition and results of our operations. The MD&A is organized as follows:

•	Overview – This section provides a general description of our business and operating segments.

•	Results of operations – This section provides an analysis of our results of operations comparing the year ended July 31, 2012 to 2011.

•	Liquidity and capital resources – This section provides an analysis of our cash flows for the year ended July 31, 2012 and 2011, as well as a discussion of our liquidity and capital resources.

•	Critical accounting policies – This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to our audited consolidated financial statements included within Item 8 of Part II of this 2012Annual Report on Form 10K.

Overview

Description of Business

Zurvita Holdings is a national network marketing company offering high-quality health and wellness products targeting individuals and families with a strong foothold in small town America and currently expanding into national urban centers. The Company’s consumable health and wellness consumer products are offered through a growing network of independent sales consultants. Zurvita Holdings offers a unique business-to-business strategy with turnkey solutions for the growing health and wellness market including its Zeal for Life Challenge weight loss program.

Results of Operations

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011	Increase (Decrease)

Revenues	$7,893,793	$4,628,534	$3,265,259
Cost of Sales	6,513,978	3,207,153	3,306,825

Gross Profit	1,379,815	1,421,381	(41,566)

Operating Expenses	4,172,351	5,568,091	(1,395,740)
Operating Loss	(2,792,536)	(4,146,710)	1,354,174

Other Income (Loss)	2,360,126	5,769,775	(3,409,649)

Income (Loss) Before Income Taxes	(432,410)	1,623,065	(2,055,475)

Income Taxes	2,822	4,486	(1,664)

Net Income (Loss )	$(435,232)	$1,618,579	$(2,053,811)

Basic and Diluted Earnings (Loss) Per Share	$(0.03)	$0.03

Revenue:

For the year ended July 31, 2012, revenue was approximately $7.9 million, as compared to approximately $4.6 million for the year ended July 31, 2011, an increase of approximately $3.26 million. Significant increases in Zeal product sales have contributed to the increase in overall revenue. The various components of total revenue are discussed below.

Administrative Websites

Administrative website sales were approximately $608 thousand for the year ended July 31, 2012, as compared to approximately $1.2 million for the year ended July 31, 2011. The approximate $625 thousand decrease in administrative website sales was result of a reduction in sales consultants joining the Company. However, this downward trend has been turned around and the addition of consultants has increased month over month for the previous 7 months ending July 31, 2012.

Advertising Sales

The Company’s advertising sales were approximately $158 thousand for the year ended July 31, 2012, as compared to approximately $703 thousand for the year ended July 31, 2011. The approximate $545 thousand decrease is due to the advertising sales technology platform having technical shortcomings that led to adverse refund and persistency rates that made selling the product difficult.

Commissions

The Company’s commission revenue for the year ended July 31, 2012, was approximately $260 thousand as compared to approximately $450 thousand for the year ended July 31, 2011. The approximate $190 thousand decrease is due to run off of the Company’s residential energy block of business. The Company did not market residential energy during the year ended July 31, 2012.

Consumable Products

The Company’s consumable product sales for the year ended July 31, 2012, were approximately $6.47 million as compared to approximately $958 thousand for the year ended July 31, 2011. The approximate $5.5 million increase is due to the shift of the focus to the sales of health and wellness products.

Marketing Fees and Materials

The Company’s marketing fees and materials revenue for the year ended July 31, 2012, was approximately $270 thousand as compared to approximately $837 thousand for the year ended July 31, 2011. The approximate $567 thousand decrease is due to the change in how sales consultants join the business by eliminating the marketing fee. The current revenue represents marketing materials sold to the consultants as well as conference and event fees.

Membership Fees

The Company’s membership fees were approximately $125 thousand for the year ended July 31, 2012, as compared to $446 thousand for the year ended July 31, 2011. The decrease in membership revenue is a result of the Company’s efforts to focus on the sale of consumable products as they are higher margin products.

Cost of Sales:

Total cost of sales for the year ended July 31, 2012, was approximately $6.5 million as compared to approximately $3.2 million for the year ended July 31, 2011. The increase in overall revenue resulted in more commissions paid to sales consultants as well as product and service cost. The various components of cost of sales are discussed below.

Benefit and Service Cost

Benefit and service cost represents the direct cost of the membership and subscription products sold such as administrative websites, advertising sales, marketing materials and membership fees. Benefit and service cost was approximately $599 thousand as compared to approximately $1.1 million. The decrease is due to less advertising sales and membership fees.

Consumable Products Manufacturing Cost

Consumable products manufacturing cost represents Zeal’s manufactured cost and the cost of shipping the product to customers. For the year ended July 31, 2012, this cost of sales component was $1.8 million compared to $200 thousand for year ended July 31, 2011. This increase is a direct response to the increase in consumable product sales.

Sales Commissions

The Company pays its independent sales agents on a commission basis. Sales commissions for the year ended July 31, 2012, were approximately $4.2 million as compared to approximately $1.9 million for the year ended July 31, 2011. The increase of $2.3 million is a result of the increase in consumable product sales.

Gross Profit Percentage:

For the year ended July 31, 2012, gross profit was approximately $1.4 million or 17%, as compared to approximately $1.4 million or 30% for the year ended July 31, 2011. Although revenues for the year ended July 31, 2012, increased, the Company was not able to achieve an increase in gross profit percentage. The company started the year with a very aggressive compensation plan on the consumable products that was later scaled back to increase margins and increase gross profit.

Operating Expenses:

Our operating expenses for the year ended July 31, 2012 and for the year ended July 31, 2011, were approximately $4.2 million and $5.6 million, respectively.

The table below sets forth components of our operating expenses for year ended July 31, 2012, compared to the corresponding prior year period:

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011	Increase (Decrease)

Depreciation	32,914	37,254	(4,340)
Office related expenses	537,960	543,713	(5,753)
Payroll and benefits	1,854,733	2,231,322	(376,589)
Professional fees	679,027	880,835	(201,808)
Selling and marketing	941,289	1,668,545	(727,256)
Travel	126,428	206,422	(79,994)

Total operating expenses	$4,172,351	$5,568,091	$(1,395,740)

Depreciation expense for the year ended July 31, 2012, was approximately $32 thousand as compared to approximately $37 thousand for the year ended July 31, 2011, a decrease of approximately $4 thousand over the same prior year period. The decrease is related to the continued increase in fully depreciated assets.

Office related costs include rent, insurance, utilities and office maintenance. For the year ended July 31, 2012 these costs were approximately $538 thousand compared to $544 thousand for the year ended July 31, 2011. There were no significant changes in operations for these costs.

Payroll and related expenses for the year ended July 31, 2012 was approximately $1.9 million as compared to approximately $2.2 million for the year ended July 31, 2011, a decrease of approximately $200 thousand over the same prior year period. The decrease is attributable to transitioning certain ZLinked employees off payroll.

Professional fees consist of consulting, accounting fees, contract labor and legal costs. For the year ended July 31, 2012, these costs were approximately $198 thousand, $238 thousand, $107 thousand and $135 thousand, respectively, as compared to $204 thousand, $279 thousand, $231 thousand, and $167 thousand for the year ended July 31, 2011.   The contract labor costs decreased as a result of contracting fewer services to maintain and support the ZLinked technology.

Selling and marketing expenses for the year ended July 31, 2012, were $941 thousand as compared to $1.7 million for the year ended July 31, 2011, a decrease of approximately $727 thousand over the prior reporting period. The significant decrease is due to less amortization of deferred costs such as agent advanced compensation and other prepaid marketing costs between the periods.

Business travel expenses for the year ended July 31, 2012, were approximately $126 thousand, as compared to the $206 thousand for the year ended July 31, 2011, a decrease of approximately $80 thousand. Travel expenses decreased because the Company focused its growth prospects to three key markets, requiring our management to travel less throughout the entire United States, and the Company passed certain travel expenses on to independent consultants that wanted to join the Company, instead of the Company paying for such consultants to travel to the Houston area.

Other Income (Expense):

Gain on change in fair value of embedded share conversion feature

An embedded share conversion feature exists within the Company’s convertible note payable. The Company determined the conversion feature to be a derivative instrument and estimated its fair value at the time of issuance and at each subsequent reporting period. We recorded an unrealized gain on the conversion feature for the year ended July 31, 2011of approximately $462 thousand. See Note 12 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 8 of Part II of this Form 10-K for additional information with respect to the estimation of the fair value of this conversion feature. On May 8, 2012, the Company entered into an agreement with Infusion Brands International, Inc. to purchase 15.2 million outstanding shares for $100,000. The prior existing note payable and the derivative instrument were extinguished.

Gain (loss) on change in fair value of warrants

The Company’s liability warrants are recorded at fair value. Their fair value is subject to remeasurement on a recurring basis. For the year ended July 31, 2012, the change in fair value of these warrants was approximately a gain of $38 thousand, as compared to a gain of approximately $6.1 million for the year ended July 31, 2011. The gain in fair value for the year ended July 31, 2011was a result of the significant decline in share price from $0.34 to $0.04 which is used as an input in fair valuing the warrants. The loss in fair value for the year ended July 31, 2010 was (1) a result of the 4-to-1 forward share split that occurred on August 11, 2009 that had the effect of increasing the number of outstanding warrants by 21.42 million and (2) using a comparatively higher share price as an input in fair valuing the warrants. These gains and losses are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 12 – Assets and Liabilities Measured at Fair Value to financial statements contained within Item 8 of Part II of this Form 10-K, for additional information with respect to the estimation of the fair value of these warrants.

Interest expense

Interest expense for the year ended July 31, 2012, was approximately $319 thousand, as compared to $362 thousand for the year ended July 31, 2011.  The interest expense is a result of accreting the discount recognized on the Company’s $2 million interest bearing convertible note issued on October 9, 2009. Accretion of $263 thousand is included within interest expense for the year ended July 31, 2012, as compared to $323 thousand of accretion included within interest expense for the year ended July 31, 2011. On May 8, 2012, the Company entered into an agreement with Infusion Brands International, Inc. to purchase 15.2 million outstanding shares for $100,000. The prior existing note payable and the derivative instrument were extinguished. Accretion of $819 thousand was written off to gain on extinguishment of debt for the year ended July 31, 2012. This included $263 thousand from 2012 and $556 thousand from prior periods.

Loss on change in fair value of marketable securities

The Company’s marketable securities consist of non-registered common stock. The Company fair values these securities on a recurring basis. The Company recorded an unrealized loss of $37 thousand for the year ended July 31, 2012 as compared to the unrealized loss of $443 thousand recorded for the year ended July 31, 2011. These losses are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 12 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 8 of Part II of this Form 10-K for additional information with respect to the determination of fair value for the Company’s marketable securities.

Gain on extinguisment of debt

On May 8, 2012, the Company and Amacore entered into a Stock Purchase Agreement (the “Amacore Purchase Agreement”) whereby the Company purchased 37.21 million shares of the Company’s common stock from Amacore. Pursuant to the Amacore Purchase Agreement, the Company paid to Amacore a purchase price equal to $300 thousand. In connection with the Amacore Purchase Agreement, Amacore forgave the Company’s indebtedness to Amacore in principal and interest equal to $362 thousand which was written off to gain on extinguishment of debt.

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

Furthermore, in connection with the Infusion Purchase Agreement, Infusion forgave and surrendered for cancellation that certain promissory note in principal amount of $2,000,000 (the “Note”) along with accrued interest of $818 thousand and unrealized gain on the conversion feature of $593 thousand for the year ended July 31, 2012, were written off to gain on extinguishment of debt. The Note was issued by the Company to Infusion in connection with that certain License and Marketing Agreement, dated October 9, 2009, by and between the Company and Infusion. Lastly, Infusion terminated and released any and all of Infusion’s security interest arising out of that certain Security Agreement, dated December 2, 2010, by and between the Company and Infusion.

Subsequent to the close of October 31, 2011, an amendment was drafted to Mark Jarvis’s existing employee agreement. It noted a reduction to his yearly salary as well as extinguishment of all deferred compensation prior to the amendment. Therefore, $67 thousand was written off to gain on extinguishment of debt.

Income Taxes:

For the year ended July 31, 2012, the Company estimated approximately $3 thousand in tax expense as compared to $4 thousand for the year ended July 31, 2011.

The Company realized no federal tax benefit from the deferred tax asset resulting from its historical net operating loss carryforwards as the deferred tax asset is fully reserved.

Net Income (Loss):

The Company had net loss of approximately $435 thousand for the year ended July 31, 2012, as compared to a net income of $1.6 million for the year ended July 31, 2011. The main reason the Company went from earnings to a net loss is due to the $6.1 million unrealized gain on the change in fair value of the Company’s liability warrants for the year ended July 31, 2011.

Earnings (Loss) per Common Share:

Earnings per common share amounted to $0.03 for the year ended July 31, 2012, as compared to a loss per common share of $0.03 for the year ended July 31, 2011.

Off Balance Sheet Arrangements

As of July 31, 2012, the Company did not have any off balance sheet arrangements.

Liquidity and Capital Resources

The following table compares our cash flows for the year ended July 31, 201 to the corresponding prior period:

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011

Net cash used in operating activities	$(2,378,060)	$(3,793,665)
Net cash used in investing activities	(18,837)	1,686,097
Net cash provided by financing activities	2,635,366	1,819,032

Net (decrease) increase in cash	$238,469	$(288,536)

Since its inception, the Company has met its capital needs principally through sale of its equity securities and the issuance of debt. The proceeds from the sale of these securities have been used for the Company’s operating expenses, such as salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above. At July 31, 2012, the Company had negative working capital of approximately $1.5 million, an accumulated deficit of approximately $20.2 million and negative cash flows from operating activities of approximately $2.4 million.

During fiscal 2010, the Company raised from a shareholder $5.3 million of equity funding. During fiscal 2011, the Company raised from a shareholder $1.5 million of equity funding. In order to raise capital, the Company may sell additional equity or issued additional convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.  Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution. The Company has approximately $858 thousand of outstanding notes payable as of July 31, 2012.

Critical Accounting Policies

Revenue Recognition

Administrative Websites

Company’s independent representatives pay a fee to the Company entitling them to use of websites that facilitate their business operations.  Revenue is recognized ratably over the website subscription period.

Advertising Sales

Prior to exiting the discount fee for service business, the Company marketed subscriptions to a service that facilitates the ability of customers, typically small business owners, to display commercial advertising via an on-line search directory.  Revenue was recognized ratably over the advertising subscription period.

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

Membership Fees

Prior to exiting the discount fee for service business, the Company recognized revenues from membership fees as earned for the sales of other lifestyle discount benefit programs, such as household protection and personal financial services.  These arrangements were generally renewable monthly and revenue was recognized over the renewal period.  These products included elements sold through contracts with third-party providers.  Based on consideration of each contractual arrangement, revenue was reported on a gross basis.

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

ITEM 8. FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Zurvita Holdings, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Zurvita Holdings, Inc. as of July 31, 2012 and July 31, 2011, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Zurvita Holdings, Inc. as of July 31, 2012 and July 31, 2011, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

/s/ Thomas Howell Ferguson P.A.

Tampa, Florida

November 15, 2012

ZURVITA HOLDINGS, INC.

 CONSOLIDATED BALANCE SHEETS

	July 31, 2012	July 31, 2011
ASSETS
Current assets
Cash	$239,375	$906
Marketable securities (at fair value)	–	36,800
Accounts receivable	347,533	202,710
Deferred expenses	1,500	50,315
Prepaid expenses	89,808	40,054
Total current assets	678,216	330,785

Property, plant and equipment (net)	59,473	73,551

Merchant account deposit	213,651	–
Total assets	$951,340	$404,336

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$302,511	$236,809
Accounts payable - related party	125,998	319,816
Notes payable - current	158,127	158,127
Notes payable - related party	700,000	465,000
Accrued expenses	837,244	313,140
Deferred revenue	80,161	114,796
Deferred compensation - related party	–	97,546
Income tax payable	2,822	4,486
Total current liabilities	2,206,863	1,709,720

Notes payable - long term	–	1,961,860
Fair value of warrants	262,799	299,600
Total liabilities	2,469,662	3,971,180

Redeemable preferred stock	8,825,291	6,026,747

Stockholders' deficit
Common stock ($.0001 par value, 300,000,000 shares authorized; 69,498,713 and 69,497,713 shares issued and 61,498,713 and 12,750,954 shares outstanding as of July 31, 2012 and July 31, 2011, respectively)	7,316	6,950
Additional paid-in capital	10,469,335	10,384,491
Accumulated deficit	(20,210,264)	(19,775,032)
Treasury stock	(610,000)	(210,000)
Total stockholders' deficit	(10,343,613)	(9,593,591)

Total liabilities, redeemable preferred stock and stockholders' deficit	$951,340	$404,336

The accompanying notes are an integral part of these consolidated financial statements.

ZURVITA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	July 31,
	2012	2011
REVENUES
Administrative websites	$608,140	$1,233,233
Advertising sales	158,460	703,032
Commissions	260,138	450,149
Consumable products	6,471,840	958,655
Marketing fees and materials	269,599	836,972
Membership fees	125,616	446,493
Total revenues	7,893,793	4,628,534

COST OF SALES
Benefit and service cost	599,267	1,143,321
Consumable products manufacturing cost	1,764,293	200,142
Sales commissions	4,150,418	1,863,690
Total cost of sales	6,513,978	3,207,153

GROSS PROFIT	1,379,815	1,421,381

OPERATING EXPENSES
Depreciation	32,914	37,254
Office related expenses	537,960	543,713
Payroll and employee benefits	1,854,733	2,231,322
Professional fees	679,027	880,835
Selling and marketing	941,289	1,668,545
Travel	126,428	206,422
Total operating expenses	4,172,351	5,568,091

Loss from operations before other income (expenses)	(2,792,536)	(4,146,710)

OTHER INCOME (EXPENSE)
Gain on change in fair value of share conversion feature	–	462,013
Gain (loss) on change in fair value of warrants	38,256	6,094,400
Gain (loss) on extinguishment of debt	2,676,167	14,000
Gain on sale of noncomponent entity	–	51,937
Interest expense	(319,812)	(362,141)
Interest income	2,315	4,766
Loss on change in fair value of marketable securities	(36,800)	(443,200)
Loss on note receivable	–	(52,000)
Total other income (expense)	2,360,126	5,769,775

(Loss) income before income taxes	(432,410)	1,623,065

Income taxes	2,822	4,486

Net (loss) income	$(435,232)	$1,618,578

Basic and diluted earnings (loss) per share	$(0.03)	$0.03

Basic and diluted weighted average number of common shares outstanding	12,750,954	61,498,713

The accompanying notes are an integral part of these consolidated financial statements.

ZURVITA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Year Ended July 31, 2012

	Shares Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Deficit
Balance, July 31, 2010	61,497,713	$6,950	$(210,000)	$9,978,738	$(21,393,610)	$(11,617,923)

Share-based compensation	–	–	–	405,253	–	405,253

Exercise of comon stock warrants	1,000	–	–	500	–	500

Net loss available to common stockholders	–	–	–	–	1,618,578	1,618,578

Balance, July 31, 2011	61,498,713	$6,950	$(210,000)	$10,384,491	$(19,775,032)	$(9,593,592)

Share-based compensation	–	–	–	55,210	–	55,210

Exercise of comon stock warrants	3,662,241	366	–	29,634	–	30,000

Treasury stock purchase	(52,410,000)	–	(400,000)	–	–	(400,000)

Net loss available to common stockholders	–	–	–	–	(435,232)	(435,232)

Balance, July 31, 2012	12,750,954	$7,316	$(610,000)	$10,469,335	$(20,210,264)	$(10,343,613)

The accompanying notes are an integral part of these consolidated financial statements.

ZURVITA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	July 31, 2012	July 31, 2011
Cash flows from operating activities
Net income (loss)	$(435,232)	$1,618,579
Adjustments to reconcile net (loss) income to net cash (used) in operating activities:
Amortization of note payable discount	–	192,372
Depreciation	32,915	37,255
Share-based compensation	84,844	405,253
Gain on change in fair value of share conversion feature	–	(462,013)
Gain on sale of noncomponent entity	–	(51,937)
Gain on change in fair value of warrants	(38,256)	(6,094,400)
Gain on extinguishment of debt	(1,961,860)	(14,000)
Loss on change in fair value of marketable securities	36,800	443,200
Loss on note receivable	–	52,000
Changes in operating assets and liabilities
Increase in accounts receivable	(144,818)	(65,586)
Decrease in agent advanced compensation	–	448,553
Decrease (increase) in deferred expenses	48,815	77,037
Decrease (increase) in prepaid expenses	(263,409)	20,745
Increase in accounts payable and accrued expenses	394,322	306,130
Decrease in deferred revenue	(34,635)	(694,161)
Decrease (increase) in deferred compensation related party	(97,546)	(12,692)
Net cash (used) in operating activities	(2,378,060)	(3,793,665)

Cash flows from investing activities:
Identifiable assets sold	–	(63)
Proceeds from promissory note receivable	–	1,702,000
Purchase of property and equipment	(18,837)	(15,840)
Net cash provided by (used in) investing activities	(18,837)	1,686,097

Cash flows from financing activities:
Proceeds from borrowings	700,000	465,000.00
Proceeds from exercise of warrants	366	500
Proceeds from sale of preferred stock	2,800,000	1,500,000
Principal payments made on notes payable	(465,000)	(146,468)
Treasury stock repurchase	(400,000)
Net cash provided by financing activities	2,635,366	1,819,032

Net change in cash balance	238,469	(288,536)

Beginning cash	906	289,442

Ending cash	$239,375	$906

Supplemental disclosure of cash flow information
Cash paid for interest	$2,644	$13,750

Cash paid for taxes	$9,484	$2,627

The accompanying notes are an integral part of these consolidated financial statements.

ZURVITA HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED JULY 31, 2012 and 2011

NOTE 1 – NATURE OF OPERATIONS

Our consolidated financial statements include the accounts of Zurvita Holdings, Inc. (referred to herein as the “Company,” “Zurvita Holdings,” “we,” “us” or “our”) and our wholly-owned subsidiary Zurvita, Inc. (Zurvita). Material intercompany transactions and balances have been eliminated upon consolidation. Zurvita Holdings is a national network marketing company offering high-quality products targeting individuals and families with a strong foothold in small town America and expanding into national urban centers. Products are sold through Zurvita’s network of independent sales consultants.

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

At July 31, 2012, the Company had negative working capital of approximately $1.5 million, an accumulated deficit of approximately $20.2 million and negative cash flows from operating activities of approximately $2.4 million.

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

These issues raise substantial doubt about our ability to continue as a going concern for a reasonable period. Management is attempting to enhance the operations of the Company to achieve and maintain cash-positive operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Refunds and Chargebacks

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $72 thousand and $129 thousand for the year ended July 31, 2012 and 2011, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimates for an allowance for refunds and chargebacks totaled approximately $10 thousand and is included in accrued expenses in the accompanying consolidated balance sheets as of July 31, 2012 and July 31, 2011.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. At July 31, 2012 and July 31, 2011, no allowance was recorded.

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

NOTE 3 – NONCASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the years ended July 31, 2012 and 2011.

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011

Financed insurance agreement	–	19,726

Interest converted to principal	–	130,220

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, Plant and Equipment consist of the following at July 31, 2012 and 2011:

	July 31, 2012	July 31, 2011

Computer hardware	$50,204	$36,368
Furniture and fixtures	55,217	55,217
Equipment and machinery	25,676	30,818
Leasehold improvements	55,560	55,560
Machinery & Equipment	10,142	–
	196,799	177,962
Less accumulated depreciation	(137,326)	(104,412)

Total	$59,473	$73,551

Depreciation expense for the years ended July 31, 2012 and 2011 was approximately $33 thousand and approximately $37 thousand, respectively.

NOTE 5 – NOTES PAYABLE

Notes payable consist of the following:

	July 31, 2012	July 31, 2011
Related party convertible note payable; face amount $2 million; bearing interest of 6% per annum; secured; principal payment due on October 9, 2012	$–	$1,961,860

Related party promissory note payable; bearing interest of 15% per annum; unsecured; due on demand	–	465,000

Related party promissory notes payable; bearing interest of 10% per annum; unsecured; due on December 31, 2013	100,000	–

Related party promissory notes payable; bearing interest of 10% per annum; unsecured; due on December 31, 2013	600,000	–

Promissory note payable; bearing interest of 7.5% per annum; unsecured; principal payments due monthly approximately $27 thousand through July 2011; currently in default	158,127	158,127

Total notes payable	858,127	2,584,987

Less current portion	858,127	623,127

Total long-term debt	$–	$1,961,860

The convertible note’s principal balance was due three years from the date of issuance and convertible at any time at the option of the holder at a conversion price of $0.25 per share. The Company accounted for the conversion feature as an embedded derivative instrument requiring it to be separated from the note payable and reported at fair value. The fair value of the conversion feature at issuance date was approximately $593 thousand. The separation of the conversion feature from the note payable resulted in a discount on the note payable and a share conversion liability in the amount of approximately $593 thousand.

The share conversion liability is subject to recurring fair value adjustments each reporting period (see Note 12 - Assets and Liabilities Measured at Fair Value). The discount is amortized over the life of the note payable using the effective interest method and recorded as interest expense in the statement of operations. During the years ended July 31, 2012 and 2011, total interest expense related to the convertible note payable was approximately $263 and $323 thousand, respectively. Of the interest expense recognized for the years ended July 31, 2012 and 2011, approximately $103 thousand and $130 thousand, respectively, was elected by the Company to be deferred and added to the principal of the note.

On May 8, 2012, the Company and Infusion entered into a Stock Purchase Agreement (the “Infusion Purchase Agreement”) whereby the Company purchased 15.2 million shares of the Company’s common stock from Infusion. Pursuant to the Infusion Purchase Agreement, the Company paid to Infusion a purchase price equal to $100 thousand.

Furthermore, in connection with the Infusion Purchase Agreement, Infusion forgave and surrendered for cancellation that certain promissory note in principal amount of $2,000,000 (the “Note”) along with accrued interest of $818 thousand and unrealized gain on the conversion feature of $593 thousand for the year ended July 31, 2012, were written off to gain from extinguishment of debt. The Note was issued by the Company to Infusion in connection with that certain License and Marketing Agreement, dated October 9, 2009, by and between the Company and Infusion. Lastly, Infusion terminated and released any and all of Infusion’s security interest arising out of that certain Security Agreement, dated December 2, 2010, by and between the Company and Infusion.

On August 9, 2011, the Company repaid the note payable to Amacore of $465 thousand plus accrued interest of $6 thousand.

On April 20, 2012, the Company issued to Amacore an on-demand promissory note for $200 thousand. The note accrued interest at 15% per annum. The Company repaid the note payable plus accrued interest of $1 thousand.

On May 3, 2012, the Company issued to Mark Jarvis a promissory note for $100 thousand. The note accrued interest at 10% per annum and is due on December 31, 2013. As of July 31, 2012, the Company has not repaid the note plus accrued interest of $1.3 thousand.

On June 13, 2012, the Company issued to Vicis Capital Managment an on-demand promissory note for $600 thousand. The note accrued interest at 10% per annum and is due December 31, 2012. As of July 31, 2012, the Company has not repaid the note plus accrued interest of $14.6 thousand.

The Company is in default with respect to the promissory note due July 2011. Consequently, the Company has accrued interest in accordance with the promissory notes’ default provision at an interest rate of 18%.

NOTE 6 – ACCRUED EXPENSES

Accrued expenses consist of the following at July 31, 2012 and 2011:

	July 31, 2012	July 31, 2011
Commissions	$461,295	$130,705
Interest	63,279	32,286
Marketing materials	–	1,283
Payroll	74,202	58,252
Product	59,688	–
Refund reserve	10,000	10,000
Rent	–	4,757
Sales tax payble	93,544	34,601
Services	30,000	–
Unclaimed property	40,513	41,255
Finance agreement	4,722	–
Total	$837,244	$313,140

NOTE 7- DEFERRED REVENUE

Deferred revenue consists of the following at July 31, 2012 and July 31, 2011:

	July 31, 2012	July 31, 2011
Advertising	$3,261	$20,574
Consumable products	47,030	6,806
Direct response media	24,939	45,854
Marketing fees	–	15,875
Member fees	4,931	25,687
Total	$80,161	$114,796

NOTE 8 – DEFERRED COMPENSATION

Deferred compensation at July 31, 2012 was approximately $98 thousand and consisted of compensation due to Mark Jarvis, Co-Chief Executive Officer, and a consultant.  These individuals deferred their compensation in an effort to manage cash flow while the Company undertook several capital intensive initiatives.  Subsequent to July 31, 2011, the Company and Mark  Jarvis entered into an employment agreement amendment which eliminated the deferred compensation due Mark Jarvis, and the Company issued 62,241 shares of restricted common stock to satisfy the deferred compensation due consultant. No deferred compensation was due at July 31, 2012.

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

Assets and liabilities measured at estimated fair value and their corresponding fair value hierarchy is summarized as follows:

July 31, 2012

Fair Value Measurements at Reporting Date Using

	Quoted Prices in	Significant
	Active Markets for	Unobservable
	Identical Assets	Inputs	Total
	(Level 1)	(Level 3)	Fair Value
Marketable securities	$–	$–	$–
Total assets	$–	$–	$–

Share conversion feature	$–	$–	$–
Warrants	–	262,800	262,800
Total liabilities	$–	$262,800	$262,800

July 31, 2011

Fair Value Measurements at Reporting Date Using

	Quoted Prices in	Significant
	Active Markets for	Unobservable
	Identical Assets	Inputs	Total
	(Level 1)	(Level 3)	Fair Value
Marketable securities	$36,800	$–	$36,800
Total assets	$36,800	$–	$36,800

Share conversion feature	$–	$–	$–
Warrants	–	299,600	299,600
Total liabilities	$–	$299,600	$299,600

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

The Company recorded an unrealized loss of $36 thousand and $443 thousand on its marketable securities for the years ended July 31, 2012 and 2011. These losses have been included in the Statement of Operations caption “Loss on change in fair value of marketable securities.”

The changes in level 3 liabilities measured at fair value on a recurring basis during the years ended July 31, 2012 and 2011 are summarized as follows:

Fair Value Measurements

Using Significant Unobservable Inputs

(Level 3)

Warrants

	Balance Beginning of Period	Reclassification of Liability Warrants to Equity	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the Year Ended July 31, 2011
Share conversion feature	$–	$–	$–	$–	$–
Warrants	$299,600	$–	$–	$(36,800)	$262,800

	Balance Beginning of Period	Reclassification of Liability Warrants to Equity	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the Year Ended July 31, 2011
Share conversion feature	$462,013	$–	$–	$(462,013)	$–
Warrants	$6,370,000	$–	$24,000	$(6,094,400)	$299,600

For the year ended July 31, 2011, an unrealized gain of approximately $462 thousand is included in earnings within the Statement of Operations caption “Gain on change in fair value of share conversion feature.”

On May 8, 2012, the Company and Infusion entered into a Stock Purchase Agreement (the “Infusion Purchase Agreement”) whereby the Company purchased 15.2 million shares of the Company’s common stock from Infusion. Pursuant to the Infusion Purchase Agreement, the Company paid to Infusion a purchase price equal to $100 thousand.

Furthermore, in connection with the Infusion Purchase Agreement, Infusion forgave and surrendered for cancellation that certain promissory note in principal amount of $2,000,000 (the “Note”) along with accrued interest of $818 thousand and unrealized gain on the conversion feature of $593 thousand for the year ended July 31, 2012, were written off to gain from extinguishment of debt. The Note was issued by the Company to Infusion in connection with that certain License and Marketing Agreement, dated October 9, 2009, by and between the Company and Infusion. Lastly, Infusion terminated and released any and all of Infusion’s security interest arising out of that certain Security Agreement, dated December 2, 2010, by and between the Company and Infusion.

For the years ended July 31, 2012 and 2011, an unrealized gain of $37 thousand and an unrealized gain of $6.1 million, respectively, are included in earnings within the Statement of Operations caption “Gain (loss) on change in fair value of warrants.” The unrealized gains for the year ended July 31, 2011 from the change in the fair value of warrants is a result of a decrease in the Company’s share price from $0.24 to $0.04 which is used as an input in the share price used in valuing the warrants.

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

NOTE 10—REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 11.3 million shares of preferred stock with a par value of $0.0001 per share. The following table summarizes the Preferred Stock issuances and number of Preferred Shares outstanding:

		Shares Outstanding at
Preferred Stock	Date of
Issuance	Issuance	July 31, 2012	July 31, 2011
Series A	July 30, 2009	1,750,000	1,750,000
Series B	October 6, 2009	2,000,000	2,000,000
Series C	January 29, 2010	1,000,000	1,000,000
Series C	June 3, 2010	2,300,000	2,300,000
Series C	June 9, 2011	1,500,000	1,500,000
Series C	December 28, 2011	2,800,000	–
		11,350,000	8,550,000

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

As long as any shares of Convertible Preferred Stock are outstanding, the Company shall not, without the written consent or affirmative vote of the holders of no-less than 51 percent of the then outstanding stated value of the Convertible Preferred Stock consenting or voting as a separate class from the common stock, either directly or by amendment, merger, consolidation or otherwise:

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

The liquidation value of Series A, Series B and Series C Convertible Preferred Stock was $1.75 million, $2 million, $4.8 million and $2.8 million, respectively, as of July 31, 2012.

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

At July 31, 2012, Series A, Series B and Series C Convertible Preferred Stock is convertible into 28 million, 8 million, 19.2 million, and 11.2 million common shares, respectively. If the Convertible Preferred Stock had been converted as of July 31, 2012, the aggregate market price of the common shares for Series A, Series B and Series C would have been approximately $1.1 million, $320 thousand, $768 thousand, and $448 thousand respectively.

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

		Total	Value	Preferred Stock
Preferred Stock	Date of	Proceeds	Allocated to	Carrying
Issuance	Issuance	Received	Warrants	Amount
Series A	July 30, 2009	$1,750,000	$539,000	$1,211,000
Series B	October 6, 2009	2,000,000	930,838	1,069,162
Series C	January 29, 2010	1,000,000	431,415	568,585
Series C	June 3, 2010	2,300,000	598,000	1,702,000
Series C	June 9, 2011	1,500,000	24,000	1,476,000
Series C	December 28, 2011	2,800,000	1,456	2,798,544
Total		$11,350,000	$2,524,709	$8,825,291

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

For the years ended July 31, 2012 and 2011, approximately $55 thousand and $405 thousand, respectively, of stock-based compensation expense was recognized, as a result of various share issuances.

On July 31, 2009, the Company entered into a stock repurchase agreement with a majority shareholder to purchase 8 million shares for $210 thousand or $0.26 per share. The treasury stock was recorded at cost. Management’s plan is to retain these shares.

On May 8, 2012, the Company and Amacore entered into a Stock Purchase Agreement (the “Amacore Purchase Agreement”) whereby the Company purchased 37.21 million shares of the Company’s common stock from Amacore. Pursuant to the Amacore Purchase Agreement, the Company paid to Amacore a purchase price equal to $300 thousand. The treasury stock was recorded at cost.

On May 8, 2012, the Company and Infusion entered into a Stock Purchase Agreement (the “Infusion Purchase Agreement”) whereby the Company purchased 15.2 million shares of the Company’s common stock from Infusion. Pursuant to the Infusion Purchase Agreement, the Company paid to Infusion a purchase price equal to $100 thousand. The treasury stock was recorded at cost.

NOTE 12 –WARRANTS

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

During the year ended July 31, 2011, the Company issued approximately 6.45 million warrants to purchase common stock.

The following table summarizes the status of all warrants outstanding and exercisable at July 31, 2012.

Outstanding Warrants

Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	71,908,000	$0.17	4.61
$0.50 to $0.99	100,000	$0.75	2.53
	72,008,000	$0.16	4.61

Exercisable Warrants

Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.01 to $0.49	71,870,500	$0.17	4.61
$0.50 to $0.99	100,000	$0.75	2.53
	71,970,500	$0.17	4.61

Compensatory Equity Warrants

During the year ended July 31, 2012, the Company issued compensatory equity warrants to purchase an aggregate of approximately 433 thousand shares of common stock.

Assumptions used to determine the fair value of the compensatory warrants granted during the years ended July 31, 2012 and 2011 are as follows.

	July 31, 2012	July 31, 2011
Expected dividends	0%	0%
Expected volatility	70%	65%
Risk free interest rate	0.25% - 0.94%	0.70% - 1.30%
Expected life	5 years	5 years

The following table summarizes the activity for compensatory warrants classified as equity for the year ended July 31, 2012.

	Compensatory Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2011	5,175,000	$0.22	3.89	$–
Issued	433,000	0.23	–	–
Exercised	–	–	–	–
Cancelled or Expired	–	–	–	–
Outstanding at July 31, 2012	5,608,000	$0.22	3.00	$–
Exercisable at July 31, 2012	5,570,500	$0.22	2.81	$–

The total fair value of warrants vested during the year ended July 31, 2012 was approximately $177 thousand. The weighted average grant date fair value of warrants granted during the year ended July 31, 2012 and 2011 was $0 and $0, respectively.

A summary of the status of the Company's non-vested compensatory equity warrants of July 31, 2012, and the changes during the year ended July 31, 2012, is presented below.

	Compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2011	1,316,503	$0.14
Issued	433,000	0.23
Exercised	–	–
Expired	–	–
Vested	(1,712,003)	0.52
Non-vested at July 31, 2012	37,500	$–

The weighted average period over which non-vested awards are expected to be recognized is 1 year.

Non-compensatory Liability Warrants

During the year ended July 31, 2011, Zurvita issued in conjunction with preferred stock non-compensatory warrants to purchase an aggregate of approximately 6 million shares of common stock. There were approximately 66.4 million non-compensatory warrants outstanding as of July 31, 2012, all of which were classified as liabilities. These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control or certain exercise prices are not fixed which has the potential to cause a variable number of shares and/or value exchange upon exercise.

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

Assumptions used to determine the fair value of the non-compensatory warrants granted at and during the years ended July 31, 2012 and 2011 are as follows.

	July 31, 2011	July 31, 2010
Expected dividends	0%	0%
Expected volatility	70%	65%
Risk free interest rate	0.69% - 1.28%	1.41% - 2.50%
Expected life	7 years	5 -7 years

A summary of the activity of the Company's non-compensatory warrants classified as liabilities on the balance sheet during the year ended July 31, 2012 is presented below.

	Non-Compensatory Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Outstanding at July 31, 2011	55,200,000	$0.15	5.41
Issued	11,200,000	0.25	6.41
Exercised	–	–	–
Cancelled or Expired	–	–	–
Outstanding and Exercisable at July 31, 2012	66,400,000	$0.17	4.74

As of July 31, 2012, there was no unrecognized compensation cost related to non-compensatory liability warrants as all were immediately vested upon issuance. There were no warrants exercised during the year ended July 31, 2012 therefore no intrinsic value associated with them. The total fair value of vested warrants at July 31, 2012 was approximately $1.5 thousand. The weighted average grant date fair value of warrants granted during the year ended July 31, 2012 and 2011 was $0 and $0, respectively.

A summary of the status of the Company's non-vested non-compensatory liability warrants as of July 31, 2012, and the changes during the year ended July 31, 2012, is presented below.

	Non-Compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2011	–	$–
Issued	11,200,000	0.00
Exercised	–	–
Vested	(11,200,000)	–
Non-vested at July 31, 2012	–	$–

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

Stock-Based Compensation Expense

For the years ended July 31, 2012 and 2011, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, with the Statement of Operations as follows:

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011
Payroll and employee benefits	$55,272	$405,253
Professional fees	–	28,343
Total	$55,272	$433,596

NOTE 13 - INCOME TAXES

Deferred income tax assets and liabilities are determined based upon differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The components of the income tax provision (benefit) are as follows:

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011
Current:
Federal income tax	$–	$–
State income tax	2,822	4,486
Deferred:
Federal income tax	–	–
State income tax	–	–
Total provision for income taxes	$2,822	$4,486

Temporary differences that give rise to deferred tax assets and liabilities are summarized as follows:

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011
Deferred tax assets:
Deferred compensation	$33,166	$33,166
Employee warrant compensation	228,956	210,185
Fixed assets	22,643	11,452
Marketing agreement intangible asset	680,000	680,000
Membership reserve	3,400	5,155
Unrealized loss on change in fair market value of warrants	–	–
Unrealized loss on marketable securities	111,112	111,112
Net operating loss carryforward	6,365,102	6,237,593
Gross deferred tax asset	7,444,379	7,288,663
Less deferred tax asset valuation allowance	(7,444,379)	(7,288,663)
Deferred tax asset - net	–	–

Deferred tax liabilities:
Gain on share conversion	–	(44,680)
Gross deferred tax liability	–	(44,680)

Net deferred tax asset	$–	$(44,680)

As of July 31, 2012, realization of the Company’s net deferred tax assets of approximately $7.4 million was not considered more likely than not, and, accordingly, a valuation allowance of an equal amount was provided. The net change in the total valuation allowance during the year ended July 31, 2011, was approximately $324 thousand.

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

Below is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the years ended July 31, 2012 and 2011.

	For the Year Ended July 31, 2012		For the Year Ended July 31, 2011
Tax provision at U.S. federal income tax rate	$(147,979)	-34.00%	$551,842	34.00%
State income tax provision net of federal	2,822	0.65%	4,486	0.28%
Adjustment for payment share exchange obligation	5,270	1.21%	39,213	2.42%
Meals and entertainment	–	0.00%	5,412	0.33%
Penalties	–	0.00%	178	0.01%
Share conversion gain	–	-2.99%	(201,765)	-12.43%
Warrant gain	(13,007)	0.00%	(718,699)	-44.28%
Change in valuation allowance	155,716	35.78%	323,819	19.95%
Provision for income taxes	$2,822	0.65%	$4,486	0.28%

NOTE 14 - EARNINGS (LOSS) PER SHARE

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

The following is the computation of basic and diluted net earnings (loss) per common share for the year ended July 31, 2012 and 2011:

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011
Numerator:
Net (loss) income available to common stockholders	$(435,232)	$1,618,579

Denominator:
Weighted average basic and fully diluted shares outstanding	12,750,954	61,498,713

Net (loss) income per common share - basic and diluted	$(0.03)	$0.03

During the years ended July 31, 2012 and 2011, the effect of convertible debt, outstanding exercisable warrants and convertible preferred stock were not included within the Company’s earnings (loss) per share calculation as they were either out-of-the money or anti-dilutive.

Securities that could potentially dilute earnings per share in the future, but which were not included in the calculation of diluted earnings per share because they were either out-of-the money or to do so would have been anti-dilutive are as follows:

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011

Potentially dilutive securities outstanding at end of period:
Common stock warrants	72,008,000	60,375,000
Convertible note payable	–	8,923,027
Convertible preferred stock:
Series A	28,000,000	28,000,000
Series B	8,000,000	8,000,000
Series C	30,400,000	19,200,000
Total Preferred Stock	66,400,000	55,200,000

Total potentially dilutive securities	138,408,000	124,498,027

NOTE 15 - COMMITMENTS AND CONTINGENCIES

The Company is committed under a lease of office space through July 31, 2015. For the years ended July 31, 2012 and 2011, rent expense was approximately $108 thousand and $108 thousand, respectively.

The following is a schedule of future minimum lease payments required under the said lease.

As of July 31, 2012:

2013	$112,970
2014	112,970
2015	112,970
$338,910

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

Subsequent to July 31, 2011, the Company and Mark  Jarvis entered into an employment agreement amendment which eliminated the deferred compensation due Mark Jarvis, and the Company issued 62,241 shares of restricted common stock to satisfy the deferred compensation due consultant. No deferred compensation was due at July 31, 2012.

NOTE 16 - LEGAL PROCEEDINGS

As of July 31, 2011, the Company was involved in various additional claims or disputes arising in the normal course of business. The outcome of such claims cannot be determined at this time. Management does not believe that the ultimate outcome of these matters will have a material impact on the Company’s operations or cash flows.

NOTE 17 - RELATED PARTY TRANSACTIONS

Commissions Paid

There are immediate family members of Mr. Jarvis, who operate as independent sales consultants who were paid commission compensation which approximated $199 thousand for the year ended July 31, 2012, and approximately $92 thousand for the year ended July 31, 2011. These payments were for work they performed on behalf of the Company.

Interest on Note Payable to Infusion Brands International, Inc. f/k/a OmniReliant Holdings, Inc.

The Company recognized interest expense with respect to the note payable due to Infusion Brands, who is a significant shareholder of the company. For the year ended July 31, 2012 and 2011, interest expense was approximately $263 thousand and $323 thousand, respectively. Of the interest expense recognized, approximately $159 thousand and $192 thousand relates to the amortization of the discount.

On May 8, 2012, the Company and Infusion entered into a Stock Purchase Agreement (the “Infusion Purchase Agreement”) whereby the Company purchased 15.2 million shares of the Company’s common stock from Infusion. Pursuant to the Infusion Purchase Agreement, the Company paid to Infusion a purchase price equal to $100 thousand.

Furthermore, in connection with the Infusion Purchase Agreement, Infusion forgave and surrendered for cancellation that certain promissory note in principal amount of $2,000,000 (the “Note”) along with accrued interest of $818 thousand and unrealized gain on the conversion feature of $593 thousand for the year ended July 31, 2012, were written off to gain from extinguishment of debt. The Note was issued by the Company to Infusion in connection with that certain License and Marketing Agreement, dated October 9, 2009, by and between the Company and Infusion. Lastly, Infusion terminated and released any and all of Infusion’s security interest arising out of that certain Security Agreement, dated December 2, 2010, by and between the Company and Infusion.

Agreement with Amacore

The Company entered into a Marketing and Sales Agreement on July 31, 2009, pursuant to which Amacore agreed to provide certain services to Zurvita. In addition, pursuant to the Agreement, Zurvita shall continue to have the right to benefit from certain agreements which Amacore maintains with product and service providers. For the year ended July 31, 2012, Zurvita paid Amacore $386 thousand, for these services, as compared to $461 thousand for the prior year.

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

On June 30, 2011, the Company issued to Amacore an on-demand promissory note for $150 thousand. The note accrued interest at 15% per annum. As of July 31, 2012, the Company had repaid the note plus accrued interest of $2.5 thousand.

On June 30, 2011, the Company issued to Amacore an on-demand promissory note for $295 thousand. The note accrued interest at 15% per annum. As of July 31, 2012, the Company had repaid the note plus accrued interest of $1.8 thousand.

On April 20, 2012, the Company issued to Amacore an on-demand promissory note for $200 thousand. The note accrued interest at 15% per annum. As of July 31, 2012, the Company repaid the note plus accrued interest of $1 thousand.

Note Payable to Mark Jarvis

On July 19, 2011, the Company issued to Mark Jarvis an on-demand promissory note for $20 thousand. The note accrued interest at 15% per annum. As of July 31, 2012, the Company had repaid the note plus accrued interest of $99.

On June 13, 2012, the Company issued to Mark Jarvis an on-demand promissory note for $100 thousand. The note accrued interest at 10% per annum. As of July 31, 2012, the Company had not repaid the note plus accrued interest of $1.3 thousand.

Note Payable to Vicis Capital Management

On May 3, 2012, the Company issued to Vicis Capital Management an on-demand promissory note for $600 thousand. The note accrued interest at 10% per annum. As of July 31, 2012 the Company had not repaid the note plus accrued interest of $14.6 thousand.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2012 using the criteria set forth in the Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission.   Based upon the evaluation, our management concluded that our internal controls over financial reporting were not effective as of July 31, 2012 because of a material weakness in our internal control over financial reporting.  A material weakness is a control deficiency that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.  Our management concluded that we have several material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions.  In addition, the use of multiple locations for processing transactions causes a lack of standardization in the financial reporting process of the Company which increases the risk that financial information is not captured completely and accurately. The Company has developed a plan and is in process of executing the plan to mitigate these material weaknesses, which includes the addition of personnel to the accounting function through the consolidating of accounting location.  Upon the consolidation of locations, the risk of incomplete and inaccurate reporting of financial information will be mitigated. In addition, consultants are used to provide specialized technical skills such as valuation of warrant instruments requiring fair value accounting and impairment testing. The use of specialists reduces the likeliness of a material error occurring in more technical accounting areas.

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

ITEM 9B - OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the respective names, ages and positions of our directors and executive officers.

Name of Officers and Directors	Age	Position
Jay Shafer	53	Co-Chief Executive Officer, Interim CFO and Director

Mark Jarvis	52	Co-Chief Executive Officer and Director

Shad Stastney	42	Director

Keith Hughes	53	Director

Executive Officers and Directors

Jay Shafer – Chief Executive Officer, Interim CFO and Director

Jay Shafer is the Co-Chief Executive Officer, Interim CFO and a Director of the Company.  Mr. Shafer also serves as Chief Executive Officer and as a director of Amacore.  Mr. Shafer also served as President of Amacore from January 2007 through December 2008.  Prior to joining Amacore, Mr. Shafer was employed by Protective Marketing Enterprises, Inc. (PME) from 1997 to 2006. He served as PME’s Vice President Business Development from 1997 to 2002 and as its Chief Executive Officer from 2002 to 2006. He was Vice President- Financial Services Division of John Harland Company from 1988 to 1997.

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

Jason Post – Former Chief Financial Officer

On July 18, 2012, Jason Post resigned from his position as Chief Financial Officer and Corporate Secretary of Zurvita Holdings, Inc. to pursue other interests. There were no disagreements or disputes between the Company and Mr. Post which led to his resignation, which was effective immediately.  Jay Shafer will act as interim Corporate Secretary as well as interim CFO until such time as the Board of Directors convenes and appoints another person to that position.

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

The Board will consider candidates for director recommended by our stockholders. Candidates recommended by stockholders are evaluated with the same methodology as candidates recommended by management or members of the board. To refer a candidate for director, please send a resume or detailed description of the candidate's background and experience with a letter describing the candidate's interest in the company to, 800 Gessner Road, Houston, Texas, 77024 Attention: Chairman. All candidate referrals are reviewed by at least one current board member.

Audit Committee and Audit Committee Financial Expert

As of July 31, 2011, the Company did not have an audit committee. However, Keith Hughes who is a Director of the Board is considered the financial expert of the Board. Since our common stock is not listed for trading on a national securities exchange, but rather quoted on the OTC Markets Group (the “OTCQX”), we are not subject to rules relating to the independence of our directors or audit committee members.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation earned for services for the two most recently completed years by (i) Zurvita Holdings’s Co-Chief Executive Officer’s and (ii) the one additional most highly compensated executive officers whose total compensation during the years ended July 31, 2012 and 2011.

Name and Principal Position	Year	Base Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total Compensation ($)

Jay Shafer	2011	–	–	–	83,356	–	–	–	83,356
Co-Chief Executive Officer, Interim CFO and Director	2012	–	–	–	–	–	–	–	–

Mark Jarvis	2011	454,000	–	229,606	–	–	–	–	683,606
Co-Chief Executive Officer and Director	2012	325,000	–	–	–	–	–	–	325,000

Jason Post	2011	–	–	–	46,946	–	–	–	46,946
Former Chief Financial Officer	2012	–	–	–	–	–	–	–	–

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

Subsequent to July 31, 2011, the Company and Mark  Jarvis entered into an employment agreement amendment which eliminated the deferred compensation due Mark Jarvis, and the Company issued 62,241 shares of restricted common stock to satisfy the deferred compensation due consultant. No deferred compensation was due at July 31, 2012.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth, for each named executive officer, information regarding unexercised options as of the end of our fiscal year ended July 31, 2012.

Compensation of Directors

The following table sets forth the compensation of directors for the years ended July 31, 2012 and 2011.

Name and Principal Position	Year	Base Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(4)	Total Compensation ($)

Guy Norberg	2011	–	–	–	85,356	–	–	–	85,356
Former Director	2012	–	–	–	–	–	–	–	–

1) Represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS 123R. For a discussion of valuation assumptions, see Note 13 to the financial statements contained in this Annual Report of Form 10K.

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

ITEM 12 - Beneficial Ownership

Name and Address of Beneficial Owner (1)	Amount and Nature Of Beneficial Ownership (2)		Percentage of Class (2)
Executive Officers and Directors:
Mark Jarvis	7,302,500	(3)	57%
Jay Shafer (5)	818,750	(4)	6%
Keith Hughes (6)	–		0%
Shad Stastney (6)	–		0%
All officers and directors as a group (4 persons) (8)	8,121,250		64%

Other Beneficial Owners:
Vicis Capital Master Fund	132,800,000	(7)	91%

(1) Unless otherwise indicated, the address for each individual listed in this column is c/o Zurvita Holdings, Inc., 800 Gessner, Houston, TX 77024.

(2) Unless otherwise indicated, each person has sole investment and voting power with respect to the shares indicated, subject to community property laws, where applicable. For purposes of this table, 149,842,451 shares of our common stock outstanding as of July 31, 2012 together with securities exercisable or convertible into shares of our Common Stock within 60 days of July 31, 2012 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock that are currently exercisable or exercisable within 60 days of July 31, 2012, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(4) Mr. Shafer's and Mr. Norberg's beneficial ownership includes 818,750 shares of Common Stock issuable upon exercise of outstanding warrants.

(5) Beneficial owners address: 485 N. Keller Rd., Maitland, Florida 32751

(6) Mr. Hughes and Mr. Stastney are Directors of the Company and hold no beneficial interest in the Company.

(7) Includes 66,400,000 shares of Common Stock issuable upon exercise of outstanding convertible preferred stock and 66,400,000 shares of Common Stock issuable upon exercise of outstanding warrants.

(8) To the best of the Company's knowledge, the ownership amounts reflect accurately the named officers' and beneficial owners' current holdings as of the date of this analysis.

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

There are immediate family members of Mr. Jarvis, who operate as Independent Business Owners (“IBO”) who were paid agent advances and commission compensation which approximated $11 thousand and $91 thousand, respectively, for the year ended July 31, 201,1 and approximately $37 thousand and $10 thousand, respectively, for the year ended July 31, 2010. These payments were for work they performed on behalf of the Company.

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

Furthermore, in connection with the Infusion Purchase Agreement, Infusion forgave and surrendered for cancellation that certain promissory note in principal amount of $2,000,000 (the “Note”) along with accrued interest of $818 thousand and unrealized gain on the conversion feature of $593 thousand for the year ended July 31, 2012, were written off to gain from extinguishment of debt. The Note was issued by the Company to Infusion in connection with that certain License and Marketing Agreement, dated October 9, 2009, by and between the Company and Infusion. Lastly, Infusion terminated and released any and all of Infusion’s security interest arising out of that certain Security Agreement, dated December 2, 2010, by and between the Company and Infusion.

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

On June 30, 2011, the Company issued to Amacore an on-demand promissory note for $150 thousand. The note accrued interest at 15% per annum. As of July 31, 2012, the Company had repaid the note plus accrued interest of $2.5 thousand.

On June 30, 2011, the Company issued to Amacore an on-demand promissory note for $295 thousand. The note accrued interest at 15% per annum. As of July 31, 2012, the Company had repaid the note plus accrued interest of $1.8 thousand.

On April 20, 2012, the Company issued to Amacore an on-demand promissory note for $200 thousand. The note accrued interest at 15% per annum. As of July 31, 2012, the Company repaid the note plus accrued interest of $1 thousand.

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

Note Payable to Mark Jarvis

On July 19, 2011, the Company issued to Mark Jarvis an on-demand promissory note for $20 thousand. The note accrued interest at 15% per annum. As of July 31, 2012, the Company had repaid the note plus accrued interest of $99.

On June 13, 2012, the Company issued to Mark Jarvis a promissory note for $100 thousand. The note accrued interest at 10% per annum and is due December 31, 2013. As of July 31, 2012, the Company had not repaid the note plus accrued interest of $1.3 thousand.

Note Payable to Vicis Capital Management

On May 3, 2012, the Company issued to Vicis Capital Management a promissory note for $600 thousand. The note accrued interest at 10% per annum and is due December 31, 2013. As of July 31, 2012 the Company had not repaid the note plus accrued interest of $14.6 thousand.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for professional audit services performed by our principal accountant, Meeks International, LLP for the audit of our annual financial statements and review of financial statements for the years ended July 31, 2012 and 2011, respectively, and fees billed for other services rendered by Meeks International, LLP during such years.

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011
Audit Fees	$82,569	$34,050
Tax Fees	–	–
Other	–	30,000
Total	$82,569	$64,050

Pre-Approval Policy And Procedures

We may not engage our independent auditors to render any audit or non-audit service unless our Board approves the service in advance.

Item 15. Exhibits

(a) Exhibits:

3.1	Certificate of Incorporation, dated June 28, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on September 6, 2007).

3.2	Certificate of Amendment, dated June 26, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 19, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 25, 2009).

3.4	Certificate of Amendment to the Certificate of Incorporation, dated February 3, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2010).

3.5	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on September 6, 2007).

4.1	Series A Convertible Preferred Stock Certificate of Designation, dated July 30, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009)

4.2	Form of Series A Common Stock Purchase Warrant Certificate I between Red Sun Mining, Inc. and Vicis Capital Master fund, dated July 30, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

4.3	Form of Series A Common Stock Purchase Warrant Certificate II between Red Sun Mining, Inc. and Midtown Partners & Co. LLC, dated July 30, 2009 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

4.4	Securities Purchase Agreement by and between Red Sun Mining, Inc. and Vicis Capital Master Fund dated July 30, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

4.5	Amended and Restated Series C Convertible Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2010)

4.6	Second Amended and Restated Series C Convertible Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2011)

4.7	Third Amended and Restated Series C Convertible Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2011)

10.1	Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations by and between the Company and OmniReliant Holdings, Inc., dated December 2, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2010).

10.2	Security Agreement between the Company and OmniReliant Holdings, Inc. dated December 2, 2010 (incorporated by reference to Exhibit10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2010).

10.3	Securities Purchase Agreement by and between the Company and Vicis Captial Master Fund dated June 9, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2011).

10.4

Form of Series C Common Stock Purchase Warrant Certificate between the Company and Vicis Captial Master Fund, dated June 9, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2011).

10.5	Securities Purchase Agreement by and between the Company and Vicis Captial Master Fund dated December 28, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2011).

10.6

Form of Series C Common Stock Purchase Warrant Certificate between the Company and Vicis Captial Master Fund, dated December 28, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2011).

10.7	Securities Purchase Agreement by and between the Company and The Amacore Group, Inc., dated May 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2012).

10.8	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligation by and between the Company and The Amacore Group, Inc., dated May 8, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2012).

10.9	Securities Purchase Agreement by and between the Company and Infusion Brands International, dated May 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2012).

31.1	Certification of the Principal Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

** Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Annual Report on Form 10-K within the 30-day period.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 13, 2012	/s/ Jay Shafer
Jay Shafer
Co-Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant on the 6th day of December, 2010 in the capacities indicated.

/s/ Jay Shafer

Jay Shafer

Co-Chief Executive Officer and

Director

/s/ Mark Jarvis

Mark Jarvis

Co-Chief Executive Officer

/s/  Shad Stastney

Shad Stastney

Director

 /s/  Keith Hughes

Keith Hughes

Director

Exhibit Index

3.1	Certificate of Incorporation, dated June 28, 2007 (incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on September 6, 2007).

3.2	Certificate of Amendment, dated June 26, 2009 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

3.3	Certificate of Amendment to the Certificate of Incorporation, dated August 19, 2009 (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 25, 2009).

3.4	Certificate of Amendment to the Certificate of Incorporation, dated February 3, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 3, 2010).

3.5	Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Form SB-2 filed with the Securities and Exchange Commission on September 6, 2007).

4.1	Series A Convertible Preferred Stock Certificate of Designation, dated July 30, 2009 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009)

4.2	Form of Series A Common Stock Purchase Warrant Certificate I between Red Sun Mining, Inc. and Vicis Capital Master fund, dated July 30, 2009 (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

4.3	Form of Series A Common Stock Purchase Warrant Certificate II between Red Sun Mining, Inc. and Midtown Partners & Co. LLC, dated July 30, 2009 (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

4.4	Securities Purchase Agreement by and between Red Sun Mining, Inc. and Vicis Capital Master Fund dated July 30, 2009 (incorporated by reference to Exhibit 4.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 5, 2009).

4.5	Amended and Restated Series C Convertible Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 8, 2010)

4.6	Second Amended and Restated Series C Convertible Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2011)

4.7	Third Amended and Restated Series C Convertible Preferred Stock Certificate of Designation (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2011)

10.1	Agreement of Conveyance, Transfer and Assignment of Assets and Assumptions of Obligations by and between the Company and OmniReliant Holdings, Inc., dated December 2, 2010 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2010).

10.2	Security Agreement between the Company and OmniReliant Holdings, Inc. dated December 2, 2010 (incorporated by reference to Exhibit10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 8, 2010).

10.3	Securities Purchase Agreement by and between the Company and Vicis Captial Master Fund dated June 9, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2011).

10.4

Form of Series C Common Stock Purchase Warrant Certificate between the Company and Vicis Captial Master Fund, dated June 9, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on June 10, 2011).

10.5	Securities Purchase Agreement by and between the Company and Vicis Captial Master Fund dated December 28, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2011).

10.6

Form of Series C Common Stock Purchase Warrant Certificate between the Company and Vicis Captial Master Fund, dated December 28, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2011).

10.7	Securities Purchase Agreement by and between the Company and The Amacore Group, Inc., dated May 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2012).

10.8	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligation by and between the Company and The Amacore Group, Inc., dated May 8, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2012).

10.9	Securities Purchase Agreement by and between the Company and Infusion Brands International, dated May 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2012).

31.1	Certification of the Principal Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.ins	XBRL Instance Document**
101.sch	XBRL Taxonomy Schema Document**
101.cal	XBRL Taxonomy Calculation Document**
101.def	XBRL Taxonomy Linkbase Document**
101.lab	XBRL Taxonomy Label Linkbase Document**
101.pre	XBRL Taxonomy Presentation Linkbase Document**

** Pursuant to Rule 405(a)(2) of Regulation S-T, the registrant is relying upon the applicable 30-day grace period for the initial filing of its first Interactive Data File required to contain detail-tagged footnotes or schedules. The registrant intends to file the required detail-tagged footnotes or schedules by the filing of an amendment to this Annual Report on Form 10-K within the 30-day period.

