Form 10-K/A
period 2012-07-31
Zurvita Holdings, Inc.
filed 2013-01-30
CIK 1408950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Amendment No. 2 to

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to and should be read in conjunction with our audited consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition and results of our operations. The MD&A is organized as follows:

•	Overview – This section provides a general description of our business and operating segments.

•	Results of operations – This section provides an analysis of our results of operations comparing the year ended July 31, 2012 to 2011.

•	Liquidity and capital resources – This section provides an analysis of our cash flows for the year ended July 31, 2012 and 2011, as well as a discussion of our liquidity and capital resources.

•	Critical accounting policies – This section discusses certain significant accounting policies considered to be important to our financial condition and results of operations and which require significant judgment and estimates on the part of management in their application. In addition, all of our significant accounting policies, including our critical accounting policies, are summarized in Note 2 to our audited consolidated financial statements included within Item 8 of Part II of this 2012 Annual Report on Form 10K.

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

Other Income (Expense):

Gain on change in fair value of embedded share conversion feature

An embedded share conversion feature exists within the Company’s convertible note payable. The Company determined the conversion feature to be a derivative instrument and estimated its fair value at the time of issuance and at each subsequent reporting period. We recorded an unrealized gain on the conversion feature for the year ended July 31, 2011 of approximately $462 thousand. See Note 12 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 8 of Part II of this Form 10-K for additional information with respect to the estimation of the fair value of this conversion feature. On May 8, 2012, the Company entered into an agreement with Infusion Brands International, Inc. to purchase 15.2 million outstanding shares for $100,000. The prior existing note payable and the derivative instrument were extinguished.

Gain (loss) on change in fair value of warrants

The Company’s liability warrants are recorded at fair value. Their fair value is subject to remeasurement on a recurring basis. For the year ended July 31, 2012, the change in fair value of these warrants was approximately a gain of $38 thousand, as compared to a gain of approximately $6.1 million for the year ended July 31, 2011. The gain in fair value for the year ended July 31, 2011 was a result of the significant decline in share price from $0.34 to $0.04 which is used as an input in fair valuing the warrants. The loss in fair value for the year ended July 31, 2010 was (1) a result of the 4-to-1 forward share split that occurred on August 11, 2009 that had the effect of increasing the number of outstanding warrants by 21.42 million and (2) using a comparatively higher share price as an input in fair valuing the warrants. These gains and losses are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 12 – Assets and Liabilities Measured at Fair Value to financial statements contained within Item 8 of Part II of this Form 10-K, for additional information with respect to the estimation of the fair value of these warrants.

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

Gain on extinguishment of debt

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

Off Balance Sheet Arrangements

As of July 31, 2012, the Company did not have any off balance sheet arrangements.

Liquidity and Capital Resources

T he following table compares our cash flows for the year ended July 31, 2012 to the corresponding prior period:

	For the Year Ended July 31, 2012	For the Year Ended July 31, 2011

Net cash used in operating activities	$(2,378,060)	$(3,793,665)
Net cash used in investing activities	(18,837)	1,686,097
Net cash provided by financing activities	2,635,366	1,819,032

Net increase (decrease) in cash	$238,469	$(288,536)

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

/s/ Thomas Howell Ferguson P.A.

Tampa, Florida

November 13, 2012

ZURVITA HOLDINGS, INC.

 CONSOLIDATED BALANCE SHEETS

	July 31, 2012	July 31, 2011
ASSETS
Current assets
Cash	$239,375	$906
Marketable securities (at fair value)	–	36,800
Accounts receivable	347,533	202,710
Deferred expenses	1,500	50,315
Prepaid expenses	89,808	40,054
Total current assets	678,216	330,785

Property, plant and equipment (net)	59,473	73,551

Merchant account deposit	213,651	–
Total assets	$951,340	$404,336

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$302,511	$236,809
Accounts payable - related party	125,998	319,816
Notes payable - current	158,127	158,127
Notes payable - related party	700,000	465,000
Accrued expenses	837,244	313,140
Deferred revenue	80,161	114,796
Deferred compensation - related party	–	97,546
Income tax payable	2,822	4,486
Total current liabilities	2,206,863	1,709,720

Notes payable - long term	–	1,961,860
Fair value of warrants	262,799	299,600
Total liabilities	2,469,662	3,971,180

Redeemable preferred stock	8,825,291	6,026,747

Stockholders' deficit
Common stock ($.0001 par value, 300,000,000 shares authorized; 73,160,954 and 69,498,713 shares issued and 12,750,954 and 61,498,713 shares outstanding as of July 31, 2012 and July 31, 2011, respectively	7,316	6,950
Additional paid-in capital	10,469,335	10,384,491
Accumulated deficit	(20,210,264)	(19,775,032)
Treasury stock	(610,000)	(210,000)
Total stockholders' deficit	(10,343,613)	(9,593,591)

Total liabilities, redeemable preferred stock and stockholders' deficit	$951,340	$404,336

The accompanying notes are an integral part of these consolidated financial statements.

ZURVITA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	July 31,
	2012	2011
REVENUES
Administrative websites	$608,140	$1,233,233
Advertising sales	158,460	703,032
Commissions	260,138	450,149
Consumable products	6,471,840	958,655
Marketing fees and materials	269,599	836,972
Membership fees	125,616	446,493
Total revenues	7,893,793	4,628,534

COST OF SALES
Benefit and service cost	599,267	1,143,321
Consumable products manufacturing cost	1,764,293	200,142
Sales commissions	4,150,418	1,863,690
Total cost of sales	6,513,978	3,207,153

GROSS PROFIT	1,379,815	1,421,381

OPERATING EXPENSES
Depreciation	32,914	37,254
Office related expenses	537,960	543,713
Payroll and employee benefits	1,854,733	2,231,322
Professional fees	679,027	880,835
Selling and marketing	941,289	1,668,545
Travel	126,428	206,422
Total operating expenses	4,172,351	5,568,091

Loss from operations before other income (expenses)	(2,792,536)	(4,146,710)

OTHER INCOME (EXPENSE)
Gain on change in fair value of share conversion feature	–	462,013
Gain (loss) on change in fair value of warrants	38,256	6,094,400
Gain (loss) on extinguishment of debt	2,676,167	14,000
Gain on sale of noncomponent entity	–	51,937
Interest expense	(319,812)	(362,141)
Interest income	2,315	4,766
Loss on change in fair value of marketable securities	(36,800)	(443,200)
Loss on note receivable	–	(52,000)
Total other income (expense)	2,360,126	5,769,775

(Loss) income before income taxes	(432,410)	1,623,065

Income taxes	2,822	4,486

Net (loss) income	$(435,232)	$1,618,579

Basic and diluted earnings (loss) per share	$(0.03)	$0.03

Basic and diluted weighted average number of common shares outstanding	12,750,954	61,498,713

The accompanying notes are an integral part of these consolidated financial statements.

ZURVITA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

For the Year Ended July 31, 2012

	Shares Common Stock	Common Stock	Treasury Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Deficit
Balance, July 31, 2010	61,497,713	$6,950	$(210,000)	$9,978,738	$(21,393,611)	$(11,617,923)

Share-based compensation	–	–	–	405,253	–	405,253

Exercise of common stock warrants	1,000	–	–	500	–	500

Net loss available to common stockholders	–	–	–	–	1,618,579	1,618,579

Balance, July 31, 2011	61,498,713	$6,950	$(210,000)	$10,384,491	$(19,775,032)	$(9,593,591)

Share-based compensation	–	–	–	55,210	–	55,210

Exercise of common stock warrants	3,662,241	366	–	29,634	–	30,000

Treasury stock purchase	(52,410,000)	–	(400,000)	–	–	(400,000)

Net loss available to common stockholders	–	–	–	–	(435,232)	(435,232)

Balance, July 31, 2012	12,750,954	$7,316	$(610,000)	$10,469,335	$(20,210,264)	$(10,343,613)

The accompanying notes are an integral part of these consolidated financial statements.

ZURVITA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	July 31, 2012	July 31, 2011
Cash flows from operating activities
Net income (loss)	$(435,232)	$1,618,579
Adjustments to reconcile net (loss) income to net cash (used) in operating activities:
Amortization of note payable discount	–	192,372
Depreciation	32,915	37,255
Share-based compensation	84,844	405,253
Gain on change in fair value of share conversion feature	–	(462,013)
Gain on sale of noncomponent entity	–	(51,937)
Gain on change in fair value of warrants	(38,256)	(6,094,400)
Gain on extinguishment of debt	(1,961,860)	(14,000)
Loss on change in fair value of marketable securities	36,800	443,200
Loss on note receivable	–	52,000
Changes in operating assets and liabilities
Increase in accounts receivable	(144,818)	(65,586)
Decrease in agent advanced compensation	–	448,553
Decrease in deferred expenses	48,815	77,037
(Increase) Decrease in prepaid expenses	(263,409)	20,745
Increase in accounts payable and accrued expenses	394,322	306,130
Decrease in deferred revenue	(34,635)	(694,161)
Decrease (increase) in deferred compensation related party	(97,546)	(12,692)
Net cash (used) in operating activities	(2,378,060)	(3,793,665)

Cash flows from investing activities:
Identifiable assets sold	–	(63)
Proceeds from promissory note receivable	–	1,702,000
Purchase of property and equipment	(18,837)	(15,840)
Net cash provided by (used in) investing activities	(18,837)	1,686,097

Cash flows from financing activities:
Proceeds from borrowings	700,000	465,000
Proceeds from exercise of warrants	366	500
Proceeds from sale of preferred stock	2,800,000	1,500,000
Principal payments made on notes payable	(465,000)	(146,468)
Treasury stock repurchase	(400,000)
Net cash provided by financing activities	2,635,366	1,819,032

Net change in cash balance	238,469	(288,536)

Beginning cash	906	289,442

Ending cash	$239,375	$906

Supplemental disclosure of cash flow information
Cash paid for interest	$2,644	$13,750

Cash paid for taxes	$9,484	$2,627

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

Dated: January 30, 2013	/s/ Jay Shafer
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

10.6

Form of Series C Common Stock Purchase Warrant Certificate between the Company and Vicis Capital Master Fund, dated December 28, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 30, 2011).

10.7	Securities Purchase Agreement by and between the Company and The Amacore Group, Inc., dated May 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2012).

10.8	Agreement of Conveyance, Transfer and Assignment of Assets and Assumption of Obligation by and between the Company and The Amacore Group, Inc., dated May 8, 2012 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2012).

10.9	Securities Purchase Agreement by and between the Company and Infusion Brands International, dated May 8, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on May 15, 2012).

31.1	Certification of the Principal Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

