Form 10-Q
period 2012-10-31
Zurvita Holdings, Inc.
filed 2013-03-14
CIK 1408950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒      Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012

☐      Transition report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from____________  to_____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 15, 2012:

65,098,713 shares of common stock, par value $0.0001

ZURVITA HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ZURVITA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

	10/31/2012 (Unaudited)	7/31/2012 (Audited)
ASSETS
Current assets
Cash	$443,432	$239,375
Accounts receivable	571,194	347,535
Deferred expenses	60,445	1,500
Prepaid expenses	187,287	89,806
Total current assets	1,262,358	678,216

Property, plant and equipment (net)	60,285	59,473

Merchant account deposit	490,455	213,651
Total assets	$1,813,098	$951,340

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$578,606	$302,511
Accounts payable - related party	129,992	125,998
Notes payable - current	183,053	158,127
Accrued expenses	1,196,970	837,244
Deferred revenue	115,623	80,161
Income tax payable	–	2,822
Total current liabilities	2,204,244	1,506,863

Fair value of warrants	399,748	262,799
Notes payable - related party	700,000	700,000
Total liabilities	3,303,992	2,469,662

Redeemable preferred stock	8,825,291	8,825,291

Stockholders' deficit
Common stock ($.0001 par value, 300,000,000 shares authorized; 73,160,954 and 69,498,713 shares issued and 12,750,954 and 61,498,713 shares outstanding as of October 31, 2012 and July 31, 2012, respectively)	7,316	7,316
Additional paid-in capital	10,469,335	10,469,335
Accumulated deficit	(20,182,836)	(20,210,264)
Treasury stock	(610,000)	(610,000)
Total stockholders' deficit	(10,316,185)	(10,343,613)

Total liabilities, redeemable preferred stock and stockholders' deficit	$1,813,098	$951,340

The accompanying notes are an integral part of these consolidated financial statements.

ZURVITA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	October 31,
	2012	2011
REVENUES
Administrative websites	$362,020	$128,323
Advertising sales	–	59,030
Commissions	36,815	103,759
Consumable products	5,628,700	897,490
Marketing fees and materials	102,073	75,821
Membership fees	17,094	45,862
Total revenues	6,146,702	1,310,285

COST OF SALES
Benefit and service cost	179,334	173,093
Consumable products manufacturing cost	1,569,220	269,670
Sales commissions	3,217,456	679,667
Total cost of sales	4,966,010	1,122,430

GROSS PROFIT	1,180,692	187,855

OPERATING EXPENSES
Depreciation	9,221	8,716
Office related expenses	101,864	132,009
Payroll and employee benefits	401,153	506,539
Professional fees	102,903	217,505
Selling and marketing	341,627	145,932
Travel	34,548	20,402
Total operating expenses	991,316	1,031,103

Income (loss) from operations before other income (expenses)	189,376	(843,248)

OTHER INCOME (EXPENSE)
Gain on change in fair value of warrants	(136,948)	228,400
Gain on extinguishment of debt	–	80,753
Interest expense	(25,000)	(93,677)
Loss on change in fair value of marketable securities	–	(32,800)
Total other income (expense)	(161,948)	182,676

Income (loss) before income taxes	27,428	(660,572)

Income taxes	–	583

Net income (loss)	$27,428	$(661,155)

Basic and diluted earnings (loss) per share	$0.00	$(0.01)

Basic and diluted weighted average number of common shares outstanding	12,750,954	61,537,843

The accompanying notes are an integral part of these consolidated financial statements.

ZURVITA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	October 31, 2012	October 31, 2011
Cash flows from operating activities
Net income (loss)	$27,428	$(661,155)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of note payable discount	–	51,721
Depreciation	3,316	8,716
Share-based compensation	–	29,725
Loss (gain) on change in fair value of warrants	136,948	(228,400)
Gain on extinguishment of debt	–	(80,753)
Loss on change in fair value of marketable securities	–	32,800
Changes in operating assets and liabilities
Increase in accounts receivable	(223,657)	(72,633)
Decrease (increase) in deferred expenses	1,500	(64,106)
Increase in prepaid expenses	(434,735)	–
Increase in accounts payable and accrued expenses	661,921	56,191
Increase (decrease) in deferred revenue	35,462	(13,218)
Net cash provided by (used in) operating activities	208,183	(941,112)

Cash flows from investing activities:
Purchase of property and equipment	(4,126)	(2,278)
Net cash (used in) investing activities	(4,126)	(2,278)

Cash flows from financing activities:
Proceeds from borrowings	–	1,500,000.00
Principal payments made on notes payable	–	(465,000)
Net cash provided by financing activities	–	1,035,000

Net change in cash balance	204,057	91,610

Beginning cash	239,375	906

Ending cash	$443,432	$92,516

Supplemental disclosure of cash flow information
Cash paid for interest	$24,817	$5,903

Cash paid for taxes	$50	$–

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

At October 31, 2012, the Company had negative working capital of approximately $942 thousand, an accumulated deficit of approximately $20.2 million and positive cash flows from operating activities of approximately $200 thousand. Since the date of inception, the Company has used approximately $9.9 million in operations.

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

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

Consumable Products

The Company markets a line of nutritional drinks under the “Zeal” umbrella. Revenue from the sale of these consumable products is recognized upon shipment of the product.

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

Refunds and Chargebacks

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $39 thousand and $13 thousand for the three months ended October 31, 2012 and 2011, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimates for an allowance for refunds and chargebacks totaling approximately $10 thousand is included in accrued expenses in the accompanying consolidated balance sheets as of October 31, 2012 and July 31, 2012, respectively.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. At October 31, 2012 and July 31, 2012, no allowance was deemed necessary therefore none was recorded.

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

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

Share-Based Compensation

The fair value of each stock option award is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model incorporates assumptions as to dividend yield, volatility, an appropriate risk-free interest rate and the expected life of the option. Many of these assumptions require management’s judgment. The Company’s stock volatility assumption is based upon its historical stock price fluctuations. The Company uses historical data to estimate option forfeiture rates and the expected term of options granted. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve at the time of grant.

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

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

NOTE 3 – NON CASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the three months ended October 31,

	2012	2011

Financed insurance agreement	24,927	20,190

Interest converted to principal	–	34,080

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	10/31/2012 (Unaudited)	7/31/2012 (Audited)

Financing agreement; bearing interest at 4.65% per annum; payable in monthly installments of approximately $2.7 thousand due through Oct 2012	24,927	–

Related party promissory notes payable; bearing interest of 10% per annum; unsecured; due on December 31, 2013	100,000	100,000

Related party promissory notes payable; bearing interest of 10% per annum; unsecured; due on December 31, 2013	600,000	600,000

Promissory note payable; bearing interest of 7.5% per annum; unsecured; principal payments due monthly approximately $27 thousand through July 2011; currently in default	158,127	158,127

Total notes payable	883,054	858,127

Less current portion	183,054	158,127

Total long-term debt	$700,000	$700,000

On April 20, 2012, the Company issued to Amacore an on-demand promissory note for $200 thousand. The note accrued interest at 15% per annum. The Company repaid the note payable plus accrued interest of $1 thousand.

On May 3, 2012, the Company issued to Mark Jarvis a promissory note for $100 thousand. The note accrued interest at 10% per annum and is due on December 31, 2013. As of October 31, 2012, the Company has not repaid the note plus accrued interest of $3.8 thousand.

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

On June 13, 2012, the Company issued to Vicis Capital Managment an on-demand promissory note for $600 thousand. The note accrued interest at 10% per annum and is due December 31, 2013. As of October 31, 2012, the Company has not repaid the note plus accrued interest of $29.7 thousand.

The Company is in default with respect to the promissory note due July 2011. Consequently, the Company has accrued interest in accordance with the promissory notes’ default provision at an interest rate of 18%.

The following is a schedule of the future maturity payments required under the Company’s promissory notes payable.

As of October 31, 2012

Current	$183,054
2013	700,000
$883,054

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at October 31, 2012 and July 31, 2012:

	10/31/2012 (Unaudited)	7/31/2012 (Audited)
Commissions	$815,456	$461,295
Interest	88,095	63,280
Payroll	110,261	74,202
Product	–	59,688
Refund reserve	10,000	10,000
Sales tax payable	132,645	93,544
Services	–	30,000
Unclaimed property	40,513	40,513
Finance agreement	–	4,722
Total	$1,196,970	$837,244

NOTE 6 - DEFERRED REVENUE

Deferred revenue consists of the following at October 31, 2012 and July 31, 2012:

	10/31/2012 (Unaudited)	7/31/2012 (Audited)
Advertising	$1,000	$3,261
Consumable products	86,184	47,030
Direct response media	24,939	24,939
Member fees	3,500	4,931
Total	$115,623	$80,161

NOTE 7 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

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

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

Assets and liabilities measured at estimated fair value and their corresponding fair value hierarchy is summarized as follows:

October 31, 2012
Fair Value Measurements at Reporting Date Using
(Unaudited)

	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Total
	(Level 1)	(Level 3)	Fair Value
Share conversion feature	$–	$–	$–
Warrants	–	399,748	399,748
Total liabilities	$–	$399,748	$399,748

July 31, 2012
Fair Value Measurements at Reporting Date Using
(Audited)

	Quoted Prices in Active Markets for Identical Assets	Significant Unobservable Inputs	Total
	(Level 1)	(Level 3)	Fair Value
Share conversion feature	$–	$–	$–
Warrants	–	262,800	262,800
Total liabilities	$–	$262,800	$262,800

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

The Company recorded an unrealized loss of $0 thousand and $33 thousand on its marketable securities for the three months ended October 31, 2012 and 2011, respectively. These losses have been included in the Statement of Operations caption “Loss on change in fair value of marketable securities.”

The changes in level 3 liabilities measured at fair value on a recurring basis during the three months ended October 31, 2012 and the year ended July 31, 2012 are summarized as follows:

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

	Balance Beginning of Period	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance End of Period

For the Period Ended October 31, 2012
Share conversion feature	$–	$–	$–	$–
Warrants	$262,800	$–	$136,948	$399,748

	Balance Beginning of Period	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance End of Period

For the Year Ended July 31, 2012
Share conversion feature	$–	$–	$–	$–
Warrants	$299,600	$–	$(36,800)	$262,800

For the three months ended October 31, 2012 and 2011, an unrealized loss of $137 thousand and an unrealized gain of $228 thousand, respectively, are included in earnings within the Statement of Operations caption “Gain on change in fair value of warrants.”

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

NOTE 8—REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 11.35 million shares of preferred stock with a par value of $0.0001 per share. The following table summarizes the Preferred Stock issuances and number of Preferred Shares outstanding:

		Shares Outstanding at
Preferred Stock	Date of
Issuance	Issuance	October 31, 2012	July 31, 2012
Series A	July 30, 2009	1,750,000	1,750,000
Series B	October 6, 2009	2,000,000	2,000,000
Series C	January 29, 2010	1,000,000	1,000,000
Series C	June 3, 2010	2,300,000	2,300,000
Series C	June 9, 2011	1,500,000	1,500,000
Series C	December 28, 2011	2,800,000	2,800,000
		11,350,000	11,350,000

Series A, Series B and Series C Convertible Preferred Stock is collectively referred to herein as “Convertible Preferred Stock.”

Significant rights of the Convertible Preferred Stock are discussed below:

Dividends

The Convertible Preferred Stock does not accrue dividends.

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

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

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

The liquidation value of Series A, Series B and Series C Convertible Preferred Stock was $1.75 million, $2 million and $4.8 million, respectively, as of October 31, 2012.

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

At October 31, 2012, Series A, Series B and Series C Convertible Preferred Stock is convertible into 28 million, 8 million, 19.2 million, and 11.2 million common shares, respectively. If the Convertible Preferred Stock had been converted as of October 31, 2012, the aggregate market price of the common shares for Series A, Series B and Series C would have been approximately $980 thousand, $280 thousand, $672 thousand, and $392 thousand, respectively.

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

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

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

NOTE 9 - COMMON STOCK

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

For the three months ended October 31, 2012 and 2011, approximately zero and $29 thousand, respectively, of stock-based compensation expense was recognized, as a result of various share issuances.

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

NOTE 10–WARRANTS

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

The following table summarizes the status of all warrants outstanding and exercisable at October 31, 2012.

Outstanding Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.06 to $0.49	71,908,000	$0.17	4.36
$0.50 to $0.99	100,000	$0.75	2.28
	72,008,000	$0.17	4.36

Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.06 to $0.49	71,908,000	$0.17	4.36
$0.50 to $0.99	100,000	$0.75	2.28
	72,008,000	$0.17	4.36

Compensatory Equity Warrants

During the three months ended October 31, 2012, the Company issued compensatory equity warrants to purchase an aggregate of approximately 433 thousand shares of common stock.

Assumptions used to determine the fair value of the compensatory warrants granted during the three months ended October 31, 2012 and during the year ended July 31, 2012 are as follows.

	October 31, 2012	July 31, 2012
Expected dividends	0%	0%
Expected volatility	71%	70%
Risk free interest rate	0.32% - 0.62%	0.25% - 0.94%
Expected life	5 years	5 years

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

The following table summarizes the activity for compensatory warrants classified as equity for the three months ended October 31, 2012.

	Compensatory Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2012	5,608,000	$0.22	3.00	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled or Expired	–	–	–	–
Outstanding at October 31, 2012	5,608,000	$0.22	2.75	$–
Exercisable at October 31, 2012	5,608,000	$0.22	2.57	$–

The total fair value of warrants vested during the year ended October 31, 2012 was approximately $177 thousand. The weighted average grant date fair value of warrants granted during the year ended July 31, 2012 and 2011 was $0 and $0, respectively.

A summary of the status of the Company's non-vested compensatory equity warrants as of October 31, 2012, and the changes during the three months ended October 31, 2012, is presented below.

	Compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2012	37,500	$0.003
Issued	–	–
Vested	(37,500)	–
Exercised	–	–
Non-vested at October 31, 2012	–	$–

Non-compensatory Liability Warrants

There were approximately 66.4 million non-compensatory warrants outstanding as of October 31, 2012, all of which were classified as liabilities. These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control or certain exercise prices are not fixed which has the potential to cause a variable number of shares and/or value exchange upon exercise.

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

Assumptions used to determine the fair value of the non-compensatory warrants outstanding during the three months ended October 31, 2012 and granted at and during the year ended July 31, 2012 are as follows.

	October 31, 2012	July 31, 2012
Expected dividends	0%	0%
Expected volatility	71%	70%
Risk free interest rate	0.53% - 1.04%	0.69% - 1.28%
Expected life	7 years	7 years

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

There were no vested or non-vested compensatory liability issuances, exercises or expirations during the three months ended October 31, 2012.

Stock-Based Compensation Expense

For the three months ended October 31, 2012 and 2011, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, with the Statement of Operations as follows:

	For the Three Months Ended October 31, 2012	For the Three Months Ended October 31, 2011
Payroll and employee benefits	$–	$29,725
Total	$–	$29,725

NOTE 11 - RELATED PARTY TRANSACTIONS

Commissions Paid

There are immediate family members of Mr. Jarvis, who operate as independent sales consultants who were paid commission compensation which approximated $57 thousand, respectively, for the three months ended October 31, 2012, and approximately $27 thousand, respectively, for the three months ended October 31, 2011. These payments were for work they performed on behalf of the Company.

Note Payable to Mark Jarvis

On July 19, 2011, the Company issued to Mark Jarvis an on-demand promissory note for $20 thousand. The note accrued interest at 15% per annum. As of October 31, 2012, the Company had repaid the note plus accrued interest of $99.

On June 13, 2012, the Company issued to Mark Jarvis an on-demand promissory note for $100 thousand. The note accrued interest at 10% per annum. As of October 31, 2012, the Company had not repaid the note plus accrued interest of $3.8 thousand.

Note Payable to Vicis Capital Management

On May 3, 2012, the Company issued to Vicis Capital Management an on-demand promissory note for $600 thousand. The note accrued interest at 10% per annum. As of October 31, 2012 the Company had not repaid the note plus accrued interest of $29.7 thousand.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through October 31, 2012, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita Holdings Inc. (“Zurvita”) anticipated growth in sales and margins, and our ability to achieve profitability. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions.  One should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company’s control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made. The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012 filed with the Securities and Exchange Commission on November 14, 2012 (the “2011 Annual Report”), not all of which are known to the Company.  If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements. The Company will update this forward-looking information only to the extent required under applicable securities laws.  Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

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

Introduction

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to and should be read in conjunction with our unaudited condensed consolidated financial statements and the related notes thereto included elsewhere herein to help provide an understanding of our financial condition and results of our operations. The MD&A is organized as follows:

•	Overview – This section provides a general description of our business.

•	Results of operations – This section provides an analysis of our results of operations comparing the three months ended October 31, 2012 and 2011. This analysis is provided on a consolidated basis.

•	Liquidity and capital resources – This section provides an analysis of our cash flows for the three months ended October 31, 2012 and 2011 as well as a discussion of our liquidity and capital resources.

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

In February 2011 Zurvita entered into the growing Health & Wellness industry with its launch of “Zeal”, a nutritional drink, and entered the weight management market with the launch of Zurvita’s Zeal Weight Management Program in October 2011.

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

Increase Product and Service Offerings

Zurvita continues to explore the marketplace for new products and services that are anticipated by consumers. These are essential consumer and business solutions in large and growing markets. The network marketing industry mandates a state of continuous improvement by offering its Consultants and customers products and services that offer time, value and conveniences at cost competitive prices. Zurvita added to it’s Zeal for Life program, renowned fitness expert and motivational speak Peter Neilson whose partnership with Zurvita is training and consulting on wellness and fitness programs. Mr. Neilson’s dedication to health, fitness and lifestyle have propelled him to the top of the world of body building, earning Nielsen titles like Mr. International Universe, Mr. World and well over 50 others.

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

RESULTS OF OPERATIONS

	For the Three Months Ended October 31, 2012	For the Three Months Ended October 31, 2011	Increase (Decrease)

Revenues	$6,146,702	$1,310,285	$4,836,417
Cost of Sales	4,966,010	1,122,430	3,843,580

Gross Profit	1,180,692	187,855	992,837

Operating Expenses	991,316	1,031,103	(39,787)
Operating Income (Loss)	189,376	(843,248)	1,032,624

Other (Loss) Income	(161,948)	182,676	(344,624)

Income (Loss) Before Income Taxes	27,428	(660,572)	688,000

Income Taxes	–	583	(583)

Net Income (Loss )	$27,428	$(661,155)	$688,583

Basic and Diluted Earnings (Loss) Per Share	$0.002	$(0.01)

Revenue:

For the three months ended October 31, 2012 and October 31, 2011, total revenue was $6.1 million and $1.3 million respectively. Due to the Company’s new, consumable product that launched subsequent to October 31, 2011, Zurvita has realized a $4.8 million increase over a one year period. The various components of total revenue are discussed below.

Administrative Websites

Administrative website sales were approximately $362 thousand for the three months ended October 31, 2012, as compared to approximately $128 thousand for the three months ended October 31, 2011. Since the Company’s launch of Zeal, the Company has experienced a significant increase in new consultants joining the business resulting in increased administrative websites.

Advertising Sales

The Company’s advertising sales were $0 thousand for the three months ended October 31, 2012, as compared to approximately $59 thousand for the three months ended October 31, 2011. The Company divested itself of Zlinked due to the technical shortcomings of the sales technology platform.

Commissions

The Company’s commission revenue for the three months ended October 31, 2012, was approximately $37 thousand as compared to approximately $104 thousand for the three months ended October 31, 2011. The approximate $67 thousand decrease is due to run off of the Company’s residential energy block of business The Company did not market residential energy during the year ended July 31, 2012.

Consumable Products

The Company’s consumable products revenue represents Zeal product sales. For the three months ended October 31, 2012, consumable products revenue was approximately $5.6 million and $898 thousand for the three months ended October 31, 2011. The Company has experienced significant growth percentages month over month resulting in the $4.8 million increase in a 12 month period.

Marketing Fees and Materials

The Company’s marketing fees and materials revenue for the three months ended October 31, 2012, was approximately $102 thousand as compared to approximately $75 thousand for the three months ended October 31, 2011. The company continues to provide marketing materials to the consultants for purchase.

Membership Fees

The Company’s membership fees were approximately $17 thousand for the three months ended October 31, 2012, as compared to $45 thousand for the three months ended October 31, 2011. The decrease in membership revenue is a result of the Company’s efforts to focus on the sale of consumable products.

Cost of Sales:

Total cost of sales for the three months ended October 31, 2012, was approximately $4.9 million as compared to approximately $1.1 million for the three months ended October 31, 2011. The increase is a direct result of the increased revenue from the sale of consumable products.

Benefit and Service Cost
Benefit and service cost represents the direct cost of the membership and subscription products sold such as administrative websites, marketing materials and membership fees. Benefit and service cost was approximately $179 thousand as compared to approximately $173 thousand.

Consumable Products Manufacturing Cost
Consumable products manufacturing cost represents Zeal’s manufactured cost and the cost of shipping the product to customers. For the three months ended October 31, 2012, the Company recognized $1.5 million and $270 thousand for the three months ended October 31, 2011. The increase is a direct result of the increased revenue from the sale of consumable products.

Sales Commissions
The Company pays its independent sales agents on a commission basis. Sales commissions for the three months ended October 31, 2012, were approximately $3.2 million as compared to approximately $680 thousand for the three months ended October 31, 2011. The increase of $2.5 million is the direct result of the increased revenue from the sale of consumable products.

Gross Profit:

For the three months ended October 31, 2012, gross profit was approximately $1.2 million or 19%, as compared to approximately $188 thousand or 14% for the three months ended October 31, 2011. The Company started the year with a very aggressive compensation plan on the consumable products that was later scaled back to increase margins and increase gross profit. The increase is a reflection of the changes.

Operating Expenses:

Our operating expenses for the three months ended October 31, 2012 and for the three months ended October 31, 2011, were approximately $991 thousand and $1.0 million, respectively. The Company has continued to bring the operating expenses under control and operating on a tight budget.

The table below sets forth components of our operating expenses for the three months ended October 31, 2012, compared to the corresponding prior year period:

	For the Three Months Ended October 31, 2012	For the Three Months Ended October 31, 2011	Increase (Decrease)

Depreciation	9,221	8,716	505
Office related expenses	101,864	132,009	(30,145)
Payroll and benefits	401,153	506,539	(105,386)
Professional fees	102,903	217,505	(114,602)
Selling and marketing	341,627	145,932	195,695
Travel	34,548	20,402	14,146

Total operating expenses	$991,316	$1,031,103	$(39,787)

Depreciation expense for the three months ended October 31, 2012, was approximately $9 thousand, approximately the same as the prior year period.

Office related costs include rent, insurance, utilities and office maintenance. For the three months ended October 31, 2012 these costs were approximately $102 thousand and approximately $132 thousand for the three months ended October 31, 2011, an overall decrease of approximately $30 thousand.

Payroll and related expenses for the three months ended October 31, 2012 was approximately $401 thousand, a decrease of approximately $105 thousand over the same prior year period. The decrease is due to less recognition of stock based compensation.

Professional fees consist of consulting, accounting fees, contract labor and legal costs. For the three months ended October 31, 2012, these costs were approximately $102 thousand and $218 thousand for the three months ended October 31, 2011.  Significant reductions in accounting fees and contract labor led to an overall professional fees decrease of approximately $115 thousand.

Selling and marketing expenses for the three months ended October 31, 2012, were $342 thousand as compared to $146 thousand for the three months ended October 31, 2011, an increase of approximately $196 thousand over the prior reporting period. The significant increase is due to marketing efforts towards the sale of consumable products.

Business travel expenses for the three months ended October 31, 2012, were approximately $34 thousand, an increase of approximately $14 thousand as compared to the three months ended October 31, 2012.

Other Income (Expense):

Gain on change in fair value of warrants

The Company’s liability warrants are recorded at fair value. Their fair value is subject to remeasurement on a recurring basis. For the three months ended October 31, 2012 and 2011, the change in fair value of these warrants was approximately a loss of $137 thousand and a gain of $228 thousand, respectively. The loss in fair value for the three months end October 31, 2012 is a result of the decline in share price from $0.04 to $035 which is used as an input in fair valuing the warrants. The gain in fair value for the three months ended October 31, 2011 is a result of the increase in share price from $0.02 to $0.04. These gains are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 7 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the estimation of the fair value of these warrants.

Interest expense

Interest expense for the three months ended October 31, 2012 was approximately $25 thousand, as compared to $94 thousand for the three months ended October 31, 2011.  The increase in interest expense is a result of accreting the discount recognized on the Company’s $2 million interest bearing convertible note issued on October 9, 2009. Accretion of $86 thousand is included within interest expense for the three months ended October 31, 2011, as compared to $78 thousand of accretion included within interest expense for the three months ended October 31, 2010.The decrease is a result of the prior period extinguishment of a $2 million interest bearing convertible note originally issued on October 9, 2009 and extinguished on May 8, 2012.

Loss on change in fair value of marketable securities

The Company’s marketable securities consist of non-registered common stock. The Company fair values these securities on a recurring basis. The Company recorded an unrealized loss of $0 for the three months ended October 31, 2012, as compared to the unrealized loss of $33 thousand recorded for the three months ended October 31, 2011. These losses are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 7– Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10-Q for additional information with respect to the determination of fair value for the Company’s marketable securities.

Income Taxes:

For the three months ended October 31, 2012, the Company estimated approximately $0 in tax expense as compared to $583 for the three months ended October 31, 2011.

The Company realized no federal tax benefit from the deferred tax asset resulting from its historical net operating loss carryforwards as the deferred tax asset is fully reserved.

Net Income (Loss):

The Company had net income of approximately $27 thousand for the three months ended October 31, 2012, as compared to a net loss of approximately $661 thousand for the three months ended October 31, 2011. The Company’s continued efforts towards increasing consumable product sales and maintaining a tight budget on operating expenses have resulted in the transition to net income from a net loss.

OFF BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of October 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the three month period ended October 31, 2012 to the corresponding prior period:

	October 31, 2012	October 31, 2011

Net cash provided by (used in) operating activities	$208,183	$(941,112)
Net cash used in investing activities	(4,126)	(2,278)
Net cash provided by financing activities	–	1,035,000

Net increase in cash	$204,057	$91,610

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

As of October 31, 2012:

2013	$84,728
2014	112,970
2015	112,970
$310,668

Since its inception, the Company has met its capital needs principally through sale of its equity securities and the issuance of debt. The proceeds from the sale of these securities have been used for the Company’s operating expenses, such as salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above. At October 31, 2012, the Company had negative working capital of approximately $1.5 million, an accumulated deficit of approximately $20.2 million, and positive cash flows from operating activities of approximately $200 thousand.

During fiscal 2010, the Company raised from a shareholder $5.3 million of equity funding. During fiscal 2011, the Company raised from a shareholder $1.5 million of equity funding. In order to raise capital, the Company may sell additional equity or issued additional convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.  Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution. The Company has approximately $883 thousand and $858 thousand of outstanding notes payable as of October 31, 2012 and July 31, 2012, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, our principal executive and principal financial officer concluded that our disclosure controls and procedures are ineffective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.  Presently, our disclosure controls and procedures are not designed adequately to provide reasonable assurance that such information is accumulated and communicated to our management. This conclusion was based on the material weaknesses identified with regard to internal controls over financial reporting, as described in the Company’s Annual Report for the year ended July 31, 2012.

There was no change in our internal control over financial reporting that occurred during the quarter covered by this Quarterly Report on Form 10-Q that materially affected, or is reasonably likely to materially affect, our control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of October 31, 2012, there was no material changes in the Company’s legal proceedings as previously disclosed in the Company’s 2012 Annual Report.

Item 1a. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures Not Applicable

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

Dated: March 14, 2013	/s/ Jay Shafer
Jay Shafer
Co-Chief Executive Officer

EXHIBIT INDEX

31.2	Certification of the Co-Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

