Form 10-Q
period 2013-01-31
Zurvita Holdings, Inc.
filed 2013-04-08
CIK 1408950

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2013

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

Yes ☐      No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of December 28, 2012:

65,160,954 shares of common stock, par value $0.0001

1

ZURVITA HOLDINGS, INC.

FORM 10-Q

PART I - FINANCIAL INFORMATION

PART II - OTHER INFORMATION

ZURVITA HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

	January 31, 2013	July 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$384,222	$239,375
Accounts receivable	691,182	347,535
Prepaid expenses	286,118	37,328
Inventory	342,504	53,978
Total current assets	1,704,026	678,216

Property, plant and equipment (net)	57,974	59,473

Merchant account deposit	646,858	213,651
Total assets	$2,408,858	$951,340

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$425,136	$302,511
Accounts payable - related party	77,778	125,997
Notes payable - current	248,881	158,127
Notes payable - related party	700,000	700,000
Accrued expenses	1,498,669	837,244
Deferred revenue	255,589	80,161
Income tax payable	–	2,822
Total current liabilities	3,206,053	2,206,862

Fair value of warrants	298,360	262,800
Total liabilities	3,504,413	2,469,662

Redeemable preferred stock	8,825,291	8,825,291

Stockholders' deficit
Common stock ($.0001 par value, 300,000,000 shares authorized; 73,160,954 and 69,498,713 shares issued and 17,878,019 and 61,498,713 shares outstanding as of January 31, 2013 and July 31, 2011, respectively)	7,316	7,316
Additional paid-in capital	11,438,920	10,469,335
Accumulated deficit	(20,966,722)	(20,210,264)
Treasury stock	(400,360)	(610,000)
Total stockholders' deficit	(9,920,846)	(10,343,613)

Total liabilities, redeemable preferred stock and stockholders' deficit	$2,408,858	$951,340

The accompanying notes are an integral part of these consolidated financial statements.

ZURVITA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
REVENUES
Administrative websites	$523,124	$129,475	$885,144	$257,798
Advertising sales	–	49,449	–	108,479
Commissions	25,158	63,074	61,973	166,832
Consumable products	6,651,105	856,839	12,279,803	1,754,329
Marketing fees and materials	61,993	64,917	164,066	140,738
Membership fees	12,735	18,328	29,829	64,190
Total revenues	7,274,115	1,182,082	13,420,817	2,492,366

COST OF SALES
Benefit and service cost	171,473	162,893	350,807	335,986
Consumable products manufacturing cost	1,816,184	202,325	3,385,404	471,995
Sales commissions	3,804,205	657,046	7,021,661	1,336,714
Total cost of sales	5,791,862	1,022,264	10,757,872	2,144,695

GROSS PROFIT	1,482,253	159,818	2,662,945	347,671

OPERATING EXPENSES
Depreciation	9,450	7,735	18,671	16,451
Office related expenses	117,673	138,414	219,537	270,423
Payroll and employee benefits	1,683,555	511,468	2,084,708	1,018,007
Professional fees	147,998	175,454	250,901	392,959
Selling and marketing	393,623	194,303	735,250	340,235
Travel	43,024	23,462	77,572	43,864
Total operating expenses	2,395,323	1,050,836	3,386,639	2,081,939

(Loss) from operations before other income (expenses)	(913,070)	(891,018)	(723,694)	(1,734,268)

OTHER INCOME (EXPENSE)
Gain (loss) on change in fair value of warrants	101,388	45,220	(35,560)	273,620
Gain (loss) on extinguishment of debt	53,279	(520)	53,279	80,233
Interest expense	(25,483)	(99,759)	(50,483)	(193,435)
Interest income		1,307		1,307
(Loss) on change in fair value of marketable securities	–	(2,400)	–	(35,200)
Total other income (expense)	129,184	(56,152)	(32,764)	126,525

(Loss) before income taxes	(783,886)	(947,170)	(756,458)	(1,607,743)

Income taxes	–	759	–	1,342

Net (loss)	$(783,886)	$(947,929)	$(756,458)	$(1,609,085)

Basic and diluted loss per share	$(0.02)	$(0.02)	$(0.02)	$(0.03)

Basic and diluted weighted average number of common shares outstanding	17,878,019	61,574,376	38,955,954	63,336,544

The accompanying notes are an integral part of these consolidated financial statements.

ZURVITA HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	January 31, 2013	January 31, 2012
Cash flows from operating activities
Net (loss)	$(756,458)	$(1,609,085)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization of note payable discount	–	104,980
Depreciation	12,766	16,451
Share-based compensation	1,179,225	47,362
Loss (gain) on change in fair value of warrants	35,560	(273,620)
Gain on extinguishment of debt	–	(80,233)
Loss on change in fair value of marketable securities	–	35,200
Changes in operating assets and liabilities
(Increase) decrease in accounts receivable	(343,650)	10,238
Increase in prepaid expenses	(259,461)	(85,992)
Increase in inventory	(288,527)	–
Increase in deposits	(422,533)
Increase in accounts payable and accrued expenses	823,764	393,725
Increase (decrease) in deferred revenue	175,428	(47,542)
Net cash provided by (used in) operating activities	156,114	(1,488,516)

Cash flows from investing activities:
Purchase of promissory note	–	(210,000)
Purchase of property and equipment	(11,267)	(2,278)
Net cash (used in) investing activities	(11,267)	(212,278)

Cash flows from financing activities:
Proceeds from borrowings	–	2,800,000
Principal payments made on notes payable	–	(476,425)
Net cash provided by financing activities	–	2,323,575

Net change in cash balance	144,847	622,781

Beginning cash	239,375	906

Ending cash	$384,222	$623,687

Supplemental disclosure of cash flow information
Cash paid for interest	$709	$6,270

Cash paid for taxes	$2,551	$4,531

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

At January 31, 2013, the Company had negative working capital of approximately $1.5 million, an accumulated deficit of approximately $21 million and positive cash flows from operating activities of approximately $156 thousand for the six months then ended. Since the date of inception, the Company has used approximately $9.9 million in operations.

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

Refunds and Chargebacks

The Company records a reduction in revenue for estimated refunds and chargebacks from credit card companies based upon actual history and management’s evaluation of current facts and circumstances.   Refunds and chargebacks totaled approximately $77 thousand and $23 thousand for the three months ended January 31, 2013 and 2012, respectively, and $116 thousand and $33 thousand for the six months ended January 31, 2013 and 2012, respectively, and were recorded as a reduction of revenue in the accompanying statements of operations.  Estimates for an allowance for refunds and chargebacks totaling approximately $30 thousand and $10 thousand is included in accrued expenses in the accompanying consolidated balance sheets as of January 31, 2013 and July 31, 2012, respectively.

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

Accounts Receivable

Accounts receivable are stated at estimated net realizable value. Accounts receivable are primarily comprised of balances due from memberships, net of estimated allowances for uncollectible accounts. In determining collectability, historical trends are evaluated and specific customer issues are reviewed to arrive at appropriate allowances. At January 31, 2013 and July 31, 2012, no allowance was deemed necessary therefore none was recorded.

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

(Loss) Per Share

Basic (loss) per share is calculated by dividing net (loss) available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted (loss) per share is calculated by dividing the net (loss) by the weighted average number of shares of common stock outstanding for the period, adjusted for the dilutive effect, if any, of common stock equivalents, using the treasury stock method. Convertible debt and warrants, officer, employee and non-employee stock options that are considered potentially dilutive are included in the fully diluted shares calculation as long as the effect is not anti-dilutive. Contingently issuable shares are included in the computation of basic loss per share when the issuance of the shares is no longer contingent.

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

NOTE 3 – NON CASH INVESTING AND FINANCING ACTIVITIES

The following table presents a summary of the various noncash investing and financing transactions that the Company entered into during the six months ended January 31,

	2013	2012

Financed insurance agreement	90,755	48,439

Interest converted to principal	–	68,683

NOTE 4 – NOTES PAYABLE

Notes payable consist of the following:

	01/31/2013 (Unaudited)	7/31/2012 (Audited)

Financing agreement; bearing interest at 4.84% per annum; payable in monthly installments of approximately $2.7 thousand due through July 2013	16,627	–

Financing agreement; bearing interest at 4.94% per annum; payable in monthly installments of approximately $1.9 thousand due through August 2013	13,113	–

Financing agreement; bearing interest at 4.47% per annum; payable in monthly installments of approximately $7.6 thousand due through September 2013	61,014	–

Related party promissory notes payable; bearing interest of 10% per annum; unsecured; due on December 31, 2013	100,000	100,000

Related party promissory notes payable; bearing interest of 10% per annum; unsecured; due on December 31, 2013	600,000	600,000

Promissory note payable; bearing interest of 7.5% per annum; unsecured; principal payments due monthly approximately $27 thousand through July 2011; currently in default	158,127	158,127

Total notes payable	948,881	858,127

Less current portion	948,881	158,127

Total long-term debt	$–	$700,000

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

On May 3, 2012, the Company issued to Mark Jarvis a promissory note for $100 thousand. The note accrues interest at 10% per annum and is due on December 31, 2013. As of January 31, 2013, the Company has not repaid the note plus accrued interest of $6.3 thousand.

On June 13, 2012, the Company issued to Vicis Capital Managment an on-demand promissory note for $600 thousand. The note accrues interest at 10% per annum and is due December 31, 2013. As of January 31, 2013, the Company has not repaid the note plus accrued interest of $44.9 thousand.

The Company is in default with respect to the promissory note due July 2011. Consequently, the Company has accrued interest in accordance with the promissory notes’ default provision at an interest rate of 18%.

NOTE 5 - ACCRUED EXPENSES

Accrued expenses consist of the following at January 31, 2013 and July 31, 2012:

	01/31/2013 (Unaudited)	7/31/2012 (Audited)
Commissions	$944,111	$461,295
Interest	112,915	63,280
Payroll	110,511	74,202
Product	–	59,688
Refund reserve	30,000	10,000
Sales tax payable	163,113	93,544
Services	–	30,000
Unclaimed property	40,513	40,513
Finance agreement	97,506	4,722
Total	$1,498,669	$837,244

NOTE 6 - DEFERRED REVENUE

Deferred revenue consists of the following at January 31, 2013 and July 31, 2012:

	01/31/2013 (Unaudited)	7/31/2012 (Audited)
Advertising	$592	$3,261
Conferences	120,897	–
Direct response media	24,939	24,939
Member fees	2,591	4,932
Website Fees	106,570	47,029
Total	$255,589	$80,161

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

NOTE 7 – ASSETS AND LIABILITIES MEASURED AT FAIR VALUE

Financial instruments which are measured at estimated fair value on a recurring basis in the consolidated financial statements include non-compensatory warrants. The fair value of the warrants was determined by an independent expert valuation specialist using the Black-Scholes Option Pricing Model.

Assets and liabilities measured at estimated fair value and their corresponding fair value hierarchy is summarized as follows:

January 31, 2013

Fair Value Measurements at Reporting Date Using

(Unaudited)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Share conversion feature	$–	$–	$–
Warrants	–	298,360	298,360
Total liabilities	$–	$298,360	$298,360

July 31, 2012

Fair Value Measurements at Reporting Date Using

(Audited)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Share conversion feature	$–	$–	$–
Warrants	–	262,800	262,800
Total liabilities	$–	$262,800	$262,800

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

The Company recorded an unrealized loss of approximately $2 thousand and $35 thousand for the three and six months ended January 31, 2012, respectively. The (loss) has been included in the Statement of Operations caption “(Loss) on change in fair value of marketable securities.”

The changes in level 3 liabilities measured at fair value on a recurring basis during the three and six months ended January 31, 2013 and the year ended July 31,2012 are summarized as follows:

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

	Balance Beginning of Period	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the Six Months Ended January 31, 2013
Share conversion feature	$–	$–	$–	$–
Warrants	$262,800	$–	$35,560	$298,360

	Balance Beginning of Period	Issuance	(Gain) Loss Recognized in Earnings from Change in Fair Value	Balance End of Period
For the Year Ended July 31, 2012
Share conversion feature	$–	$–	$–	$–
Warrants	$299,600	$–	$(36,800)	$262,800

For the six months ended January 31, 2013 , an unrealized loss of $36 thousand is included in earnings within the Statement of Operations caption “Gain on change in fair value of warrants.”

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

.

NOTE 8—REDEEMABLE PREFERRED STOCK

The Company is authorized to issue 11.35 million shares of preferred stock with a par value of $0.0001 per share. The following table summarizes the Preferred Stock issuances and number of Preferred Shares outstanding:

		Shares Outstanding at
Preferred Stock Issuance	Date of Issuance	January 31, 2013	July 31, 2012
Series A	July 30, 2009	1,750,000	1,750,000
Series B	October 6, 2009	2,000,000	2,000,000
Series C	January 29, 2010	1,000,000	1,000,000
Series C	June 3, 2010	2,300,000	2,300,000
Series C	June 9, 2011	1,500,000	1,500,000
Series C	December 28, 2011	2,800,000	2,800,000
		11,350,000	11,350,000

Series A, Series B and Series C Redeemable Preferred Stock is collectively referred to herein as “Redeemable Preferred Stock.”

Significant rights of the Redeemable Preferred Stock are discussed below:

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

Dividends

The Redeemable Preferred Stock does not accrue dividends.

Voting Rights

Each holder of the shares of Convertible Preferred Stock shall have the right to the number of votes equal to the number of Conversion Shares then issuable upon conversion of the Redeemable Preferred Stock held by such holder in all matters as to which shareholders are required or permitted to vote, and with respect to such vote, such holder shall have full voting rights and powers equal to the voting rights and powers of the holders of Common Stock, and shall be entitled to vote, together with the holders of Common Stock as a single class, with respect to any question upon which holders of Common Stock have the right to vote; provided, however, as to any holder of Redeemable Preferred Stock, the right to vote such shares shall be limited to the number of shares issuable to such holder pursuant to certain beneficial ownership limitations (as listed below) as of the record date for such vote. To the extent permitted under applicable corporate law, but subject to certain limitations on corporate actions as disclosed below, the Corporation’s shareholders may take action by the affirmative vote of a majority of all shareholders of the Company entitled to vote on an action. Without limiting the generality of the foregoing, the Company may take any of the actions by the affirmative vote of the holders of a majority of the Redeemable Preferred Stock and the Common Stock and other voting common stock equivalents, voting together as one class.

As long as any shares of Redeemable Preferred Stock are outstanding, the Company shall not, without the written consent or affirmative vote of the holders of no-less than 51 percent of the then outstanding stated value of the Redeemable Preferred Stock consenting or voting as a separate class from the common stock, the Company shall not, either directly or by amendment, merger, consolidation or otherwise:

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

The liquidation value of Series A, Series B and Series C Convertible Preferred Stock was $1.75 million, $2 million and $7.6 million, respectively, as of January 31, 2013.

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

Conversion Rights

Each share of Redeemable Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the original issue date (subject to beneficial ownership limitations as listed below), and without the payment of additional consideration by the holder thereof, into such number of fully-paid and nonassessable shares of common stock as is determined by dividing the Stated Value per share, by the Conversion Price in effect at the time of conversion. The Conversion Price originally for Series A, B and C shall be $0.0625, $0.25 and $0.25, respectively; provided, however, that the Conversion Price, and the rate at which shares of Redeemable Preferred Stock may be converted into shares of common stock, shall be subject to adjustment as a result of stock dividends, stock splits, and subsequent equity sales at a price lower than the Redeemable Preferred Stock’s Conversion Price. Shares of Convertible Preferred Stock converted into common stock shall be canceled and shall not be reissued.

At January 31, 2013, Series A, Series B and Series C Redeemable Preferred Stock is convertible into 28 million, 8 million, 19.2 million, and 11.2 million common shares, respectively. If the Convertible Preferred Stock had been converted as of January 31, 2013, the aggregate market price of the common shares for Series A, Series B and Series C would have been approximately $1.3 million, $360 thousand, $864 thousand, and $504 thousand, respectively.

Beneficial Ownership Limitations

The Company shall not affect any conversion of the Redeemable Preferred Stock, and a holder shall not have the right to convert any portion of the Redeemable Preferred Stock, to the extent that, after giving effect to the conversion, such holder (together with such holder’s affiliates, and any other person or entity acting as a group together with such holder or any of such holder’s affiliates) would beneficially own in excess 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon conversion of Redeemable Preferred Stock held by the applicable holder.  The Beneficial Ownership Limitation provisions may be waived by such holder, at the election of such holder, upon not less than sixty one (61) days’ prior notice to the Company, to change the Beneficial Ownership Limitation to 9.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock upon conversion of Convertible Preferred Stock held by the applicable holder and the provisions of this section shall continue to apply.  Upon such a change by a holder of the Beneficial Ownership Limitation from such 4.99% limitation to such 9.99% limitation, the Beneficial Ownership Limitation shall not be further waived by such holder.

Redemption Rights of the Company

Shares of the Redeemable Preferred Stock shall be redeemable, in whole or in part, at the option of the Company, by resolution of its Board of Directors at any time after the original issue date and before the first (1st) anniversary of the original issue date at a price equal to one hundred and ten percent (110%) of the Stated Value.

Redemption Rights of Holder

The Redeemable Preferred Stock is redeemable for cash in an amount representing the Stated Value of outstanding Convertible Preferred Stock. The following events give rise to a redemption triggering event:

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

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

The reason the carrying value is not equal to the redemption amount is due to the allocation of value to certain warrants issued in connection with the preferred stock. The following table summarizes for each preferred stock issuance the value allocated to the warrants and preferred stock:

Preferred Stock Issuance	Date of Issuance	Total Proceeds Received	Value Allocated to Warrants	Preferred Stock Carrying Amount
Series A	July 30, 2009	$1,750,000	$539,000	$1,211,000
Series B	October 6, 2009	2,000,000	930,838	1,069,162
Series C	January 29, 2010	1,000,000	431,415	568,585
Series C	June 3, 2010	2,300,000	598,000	1,702,000
Series C	June 9, 2011	1,500,000	24,000	1,476,000
Series C	December 28, 2011	2,800,000	1,456	2,798,544
Total		$11,350,000	$2,524,709	$8,825,291

NOTE 9 - COMMON STOCK

The Company has authorized 300 million common shares with a par value of $0.0001 per share. On all matters required by law to be submitted to a vote of the holders of common stock, each share of common stock is entitled to one vote per share.

For the three and six months ended January 31, 2013, approximately $0 thousand and $1.2 million, respectively, of stock-based compensation expense was recognized, as a result of shares issued to the members of the board for compensation of services. For the three and six months ended January 31, 2012, approximately $18 thousand and $47 thousand, respectively, of stock-based compensation expense was recognized, as a result of various share issuances..

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

On December 26, 2012, the Company issued $6.5 million shares from treasury to each of the four board members for compensation of services. The expense was recorded at the fair value of the Company’s common stock as of the issuance date.

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

NOTE 10–COMPENSATORY WARRANTS

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

The following table summarizes the status of all warrants outstanding and exercisable at January 31, 2013.

Outstanding and Exercisable Warrants
Range of Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years
$0.06 to $0.49	71,908,000	$0.17	4.11
$0.50 to $0.99	100,000	$0.75	2.03
	72,008,000	$0.17	4.11

Assumptions used to determine the fair value of the compensatory warrants granted during the three months ended January 31, 2013 and during the year ended July 31, 2012 are as follows.

	January 31, 2013	July 31, 2012
Expected dividends	0%	0%
Expected volatility	66%	70%
Risk free interest rate	0.27% - 0.53%	0.25% - 0.94%
Expected life	5 years	5 years

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

The following table summarizes the activity for compensatory warrants classified as equity for the three months ended January 31, 2013.

	Compensatory Equity Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at July 31, 2012	5,608,000	$0.22	3.00	$–
Granted	–	–	–	–
Exercised	–	–	–	–
Cancelled or Expired	–	–	–	–
Outstanding at January 31, 2013	5,608,000	$0.22	3.00	$–
Exercisable at January 31, 2013	5,608,000	$0.22	3.00	$–

A summary of the status of the Company's non-vested compensatory equity warrants as of January 31, 2013, and the changes during the six months ended January 31, 2013, is presented below.

	Compensatory Warrants	Weighted Average Grant-Date Fair Value
Non-vested at July 31, 2012	37,500	$0.003
Issued	–	–
Vested	(37,500)	–
Exercised	–	–
Non-vested at January 31, 2013	–	$–

Non-compensatory Liability Warrants

There were approximately 66.4 million non-compensatory warrants outstanding as of January 31, 2013, all of which were classified as liabilities. These warrants are classified as liability instruments as net share settlement is not considered within the Company’s control or certain exercise prices are not fixed which has the potential to cause a variable number of shares and/or value exchange upon exercise.

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

Assumptions used to determine the fair value of the non-compensatory warrants outstanding during the three months ended January 31, 2013 and granted at and during the year ended July 31, 2012 are as follows.

	January 31, 2013	July 31, 2012
Expected dividends	0%	0%
Expected volatility	66%	70%
Risk free interest rate	0.53% - 1.17%	0.69% - 1.28%
Expected life	7 years	7 years

There were no vested or non-vested compensatory liability issuances, exercises or expirations during the six months ended January 31, 2013.

ZURVITA HOLDINGS, INC.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS- CONTINUED

(UNAUDITED)

Stock-Based Compensation Expense

For the six months ended January 31, 2013 and 2012, the Company recognized stock-based compensation expense, including both expense related to compensatory warrants and expense related to share awards, with the Statement of Operations as follows:

	For the Six Months Ended January 31, 2013	For the Six Months Ended January 31, 2012
Payroll and employee benefits	$1,179,225	$47,362
Total	$1,179,225	$47,362

On December 26, 2012, the Company issued 6.5 million shares from treasury to each of the four board members for compensation of services. The expense was recorded at the fair value of the Company’s common stock as of the issuance date.

NOTE 11 - RELATED PARTY TRANSACTIONS

Commissions Paid

There are immediate family members of Mr. Jarvis, who operate as independent sales consultants who were paid commission compensation which approximated $48 and $104 thousand, respectively, for the three and six months ended January 31, 2013, and approximately $36 and $63 thousand, respectively, for the three and six months ended January 31, 2012. These payments were for work they performed on behalf of the Company.

Note Payable to Mark Jarvis

On June 13, 2012, the Company issued to Mark Jarvis an on-demand promissory note for $100 thousand. The note accrued interest at 10% per annum. As of January 31, 2013, the Company had not repaid the note plus accrued interest of $6.1 thousand.

Note Payable to Vicis Capital Management

On May 3, 2012, the Company issued to Vicis Capital Management an on-demand promissory note for $600 thousand. The note accrued interest at 10% per annum. As of January 31, 2013 the Company had not repaid the note plus accrued interest of $44.9 thousand.

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Information contained in this discussion, other than historical information, is considered “forward-looking statements” that are subject to risks and uncertainties. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans and objectives including, without limitation, statements about the Company’s ability to continue operations through January 31, 2013, the liability of the Company for claims made in pending litigation, plans for future products, strengthening our relationship with our various sales organizations, our marketing intentions, our anticipated products, efforts to expand distribution channels, Zurvita Holdings Inc. (“Zurvita”) anticipated growth in sales and margins, and our ability to achieve profitability. In some cases, you may identify forward-looking statements by words such as “may,” “should,” “plan,” “intend,” “potential,” “continue,” “believe,” “expect,” “predict,” “anticipate” and “estimate,” the negative of these words or other comparable words.  These statements are only predictions.  One should not place undue reliance on these forward-looking statements.  The forward-looking statements are qualified by their terms and/or important factors, many of which are outside the Company’s control, involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made. The forward-looking statements are based on the Company’s beliefs, assumptions and expectations of our future performance, taking into account information currently available to the Company.  These beliefs, assumptions and expectations can change as a result of many possible events or factors, including those events and factors described in “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended July 31, 2012 filed with the Securities and Exchange Commission on November 14, 2012 (the “2011 Annual Report”), not all of which are known to the Company.  If a change occurs, the Company’s business, financial condition, liquidity and results of operations may vary materially from those expressed in the aforementioned forward-looking statements. The Company will update this forward-looking information only to the extent required under applicable securities laws.  Neither the Company nor any other person assumes responsibility for the accuracy or completeness of these forward-looking statements.

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

Increase Product and Service Offerings

Zurvita continues to explore the marketplace for new products and services that are anticipated by consumers. These are essential consumer and business solutions in large and growing markets. The network marketing industry mandates a state of continuous improvement by offering its Consultants and customers products and services that offer time, value and conveniences at cost competitive prices. Zurvita added to its Zeal for Life program, renowned fitness expert and motivational speak Peter Neilson whose partnership with Zurvita is training and consulting on wellness and fitness programs. Mr. Neilson’s dedication to health, fitness and lifestyle have propelled him to the top of the world of body building, earning Nielsen titles like Mr. International Universe, Mr. World and well over 50 others.

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

RESULTS OF OPERATIONS

	For the Three Months Ended January 31,			For the Six Months Ended January 31,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)

Revenues	$7,274,115	$1,182,082	$6,092,033	$13,420,817	$2,492,366	$10,928,451
Cost of Sales	5,791,862	1,022,264	4,769,598	10,757,872	2,144,695	8,613,177

Gross Profit	1,482,253	159,818	1,322,435	2,662,945	347,671	2,315,274

Operating Expenses	2,395,323	1,050,836	1,344,487	3,386,639	2,081,939	1,304,700
Operating Income (Loss)	(913,070)	(891,018)	(22,052)	(723,694)	(1,734,268)	1,010,574

Other (Loss) Income	129,184	(56,152)	185,336	(32,764)	126,525	(159,289)

Income (Loss) Before Income Taxes	(783,886)	(947,170)	163,284	(756,458)	(1,607,743)	851,285

Income Taxes	–	759	(759)	–	1,342	(1,342)

Net Income (Loss )	$(783,886)	$(947,929)	$164,043	$(756,458)	$(1,609,085)	$852,627

Basic and Diluted Earnings (Loss) Per Share	(0.04)	$(0.02)		$(0.02)	$(0.03)

Revenue:

For the three and six months ended January 31, 2013, total revenue was $7.2 million and $13.4 million respectively. Due to the Company’s new, consumable product that launched subsequent to October 31, 2011, Zurvita has realized a $10.9 million increase over the six months ended January 31, 2012. The various components of total revenue are discussed below.

Administrative Websites

Administrative website sales were approximately $523 and $885 thousand for the three and six months, respectively, ended January 31, 2013, as compared to approximately $129 and $258 thousand for the three and six months, respectively, ended January 31, 2012. Since the Company’s launch of Zeal, the Company has experienced a significant increase in new consultants joining the business resulting in increased administrative websites.

Advertising Sales

The Company’s advertising sales were $0 thousand for both the three and six months ended January 31, 2013, as compared to approximately $50 and $108 thousand for the three and six months, respectively, ended January 31, 2012. The Company divested itself of Zlinked due to the technical shortcomings of the sales technology platform.

Commissions

The Company’s commission revenue for the three and six months ended January 31, 2013, was approximately $25 and $62 thousand, respectively, as compared to approximately $63 and $167 thousand for the three and six months ended January 31, 2012, respectively. The approximate $100 thousand decrease is due to run off of the Company’s residential energy block of business. The Company did not market residential energy during the year ended July 31, 2012.

Consumable Products

The Company’s consumable products revenue represents Zeal product sales. For the three and six months ended January 31, 2013, consumable products revenue was approximately $6.7 and $12.3 million, respectively. For the three and six months ended January 31, 2012, the revenue was approximately $857 thousand and $1.8 million, respectively. The Company has experienced significant growth percentages month over month resulting in the $10.5 million increase in a 12 month period.

Marketing Fees and Materials

The Company’s marketing fees and materials revenue for the three and six months ended January 31, 2013, was approximately $62 and $164 thousand, respectively, as compared to approximately $65 and $141 thousand, respectively, for the three and six months ended January 31, 2012. The company continues to provide marketing materials to the consultants for purchase.

Membership Fees

The Company’s membership fees were approximately $13 and $30 thousand, respectively, for the three and six months ended January 31, 2013, as compared to $18 and $64 thousand, respectively, for the three and six months ended January 31, 2012. The decrease in membership revenue is a result of the Company’s efforts to focus on the sale of consumable products.

Cost of Sales:

Total cost of sales for the three and six months ended January 31, 2013, was approximately $5.8 and $10.8 million, respectively, as compared to approximately $1.1 and $2.1 million for the three and six months ended January 31, 2012. The increase is a direct result of the increased revenue from the sale of consumable products.

Benefit and Service Cost
Benefit and service cost represents the direct cost of the membership and subscription products sold such as administrative websites, marketing materials and membership fees. Benefit and service cost for the three and six months ended January 31, 2013, was approximately $171 and $351 thousand, respectively, as compared to approximately $162 and $336 thousand for the three and six months ended January 31, 2012.

Consumable Products Manufacturing Cost
Consumable products manufacturing cost represents Zeal’s manufactured cost and the cost of shipping the product to customers. For the three and six months ended January 31, 2013, the cost was approximately $1.8 and $3.4 million, respectively, as compared to approximately $202 and $472 thousand for the three and six months ended January 31, 2012. The increase is a direct result of the increased revenue from the sale of consumable products.

Sales Commissions
The Company pays its independent sales agents on a commission basis. Sales commissions for the three and six months ended January 31, 2013, the cost was approximately $3.8 and $7 million, respectively, as compared to approximately $657 and $1.3 million for the three and six months ended January 31, 2012. The increase is the direct result of the increased revenue from the sale of consumable products.

Gross Profit:

For the three and six months ended January 31, 2013, gross profit was approximately $1.5 and $2.7 million, respectively, as compared to approximately $150 and $348 thousand for the three and six months ended January 31, 2012. The Company started the year with a very aggressive compensation plan on the consumable products that was later scaled back to increase margins and increase gross profit. The increase is a reflection of the changes.

Operating Expenses:

Our operating expenses for the three and six months ended January 31, 2013, was approximately $2.4 and $3.4 million, respectively, as compared to approximately $1.1 and $2.1 million for the three and six months ended January 31, 2012. The Company has continued to bring the operating expenses under control and operating on a tight budget.

The table below sets forth components of our operating expenses for the three and six months ended January 31, 2013, compared to the corresponding prior year period:

	For the Three Months Ended January 31,			For the Six Months Ended January 31,
	2013	2012	Increase (Decrease)	2013	2012	Increase (Decrease)
Depreciation	$9,450	$7,735	$1,715	$18,671	$16,451	$2,220
Office related expenses	117,673	138,414	(20,741)	219,537	270,423	(50,886)
Payroll and benefits	1,683,555	511,468	1,172,087	2,084,708	1,018,007	1,066,701
Professional fees	147,998	175,454	(27,456)	250,901	392,959	(142,060)
Selling and marketing	393,623	194,303	199,320	735,250	340,235	395,015
Travel	43,024	23,462	19,562	77,572	43,864	33,708

Total operating expenses	$2,395,323	$1,050,836	$1,344,487	$3,386,639	$2,081,939	$1,304,700

Depreciation expense for the three and six months ended January 31, 2013, was approximately $9 and $19 thousand, respectively, as compared to approximately $8 and $16 million for the three and six months ended January 31, 2012.

Office related costs include rent, insurance, utilities and office maintenance. For the three and six months ended January 31, 2013, was approximately $118 and $220 thousand, respectively, as compared to approximately $138 and $270thousand for the three and six months ended January 31, 2012.

Payroll and related expenses for the three and six months ended January 31, 2013, was approximately $1.7 and $2.1 million, respectively, as compared to approximately $511 thousand and $1 million for the three and six months ended January 31, 2012.

The increase is due to the recognition of stock based compensation to the board member for compensation of services.

Professional fees consist of consulting, accounting fees, contract labor and legal costs. For the three and six months ended January 31, 2013, was approximately $148 and $251 thousand, respectively, as compared to approximately $175 and $393 thousand for the three and six months ended January 31, 2012.

Selling and marketing expenses for the three and six months ended January 31, 2013, was approximately $393 and $735 thousand, respectively, as compared to approximately $194 and $340 thousand for the three and six months ended January 31, 2012. The significant increase is due to marketing efforts towards the sale of consumable products.

Business travel expenses for the three and six months ended January 31, 2013, was approximately $43 and $78 thousand, respectively, as compared to approximately $23 and $43 thousand for the three and six months ended January 31, 2012.

Other Income (Expense):

Gain on change in fair value of warrants

The Company’s liability warrants are recorded at fair value. Their fair value is subject to remeasurement on a recurring basis. For the three and six months ended January 31, 2013, the change in fair value of these warrants was approximately a gain of $101 thousand and a loss of $36 thousand, respectively. For the three and six months ended January 31, 2012, the change in fair value of these warrants was approximately a gain of $45 and $274 thousand, respectively. The loss in fair value for the six months ended January 31, 2013 is a result of the decline in share price from $0.05 to $0.45 which is used as an input in fair valuing the warrants. These losses and gains are non-cash items not impacting operating cash flows or results of operations before other income and expenses. See Note 7 – Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the estimation of the fair value of these warrants.

Interest expense

Interest expense for the three and six months ended January 31, 2013, was approximately $25 and $50 thousand, respectively, as compared to approximately $100 and $193 thousand for the three and six months ended January 31, 2012. The decrease is a result of the prior period extinguishment of a $2 million interest bearing convertible note originally issued on October 9, 2009 and extinguished on May 8, 2012.

Loss on change in fair value of marketable securities

The Company’s marketable securities consist of non-registered common stock. The Company fair values these securities on a recurring basis. The Company recorded an unrealized loss of $0 for the three and six months ended January 31, 2013, as compared to the unrealized loss of $2 and $35 thousand recorded for the three and six months ended January 31, 2012, respectively. These losses are a non-cash item not impacting operating cash flows or results of operations before other income and expenses. See Note 7– Assets and Liabilities Measured at Fair Value, to financial statements contained within Item 1 of Part 1 of this Form 10Q for additional information with respect to the determination of fair value for the Company’s marketable securities.

Income Taxes:

For the three and six months ended January 31, 2013, the Company estimated approximately $0 in tax expense as compared to $759 and $1342 for the three and six months ended January 31, 2012, repectively.

The Company realized no federal tax benefit from the deferred tax asset resulting from its historical net operating loss carryforwards as the deferred tax asset is fully reserved.

Net (Loss):

The Company had net loss of approximately $784 and $756 thousand for the three and six months ended January 31, 2013, as compared to a net loss of approximately $947 thousand and $1.6 million for the three and six months ended January 31, 2012.

BALANCE SHEET ARRANGEMENTS

We do not have any off balance sheet arrangements as of January 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The following table compares our cash flows for the six month period ended January 31, 2013 to the corresponding prior period:

	January 31, 2013	January 31, 2012

Net cash provided by (used in) operating activities	$156,114	$(1,488,516)
Net cash (used in) investing activities	(11,267)	(212,278)
Net cash provided by financing activities	–	2,323,575

Net increase in cash	$144,847	$622,781

Future minimum rental payments required under the Company’s operating leases that have initial or remaining non-cancelable lease terms in excess of one year on a fiscal year basis are as follows:

As of January 31, 2013:

2013	$103,556
2014	112,970
2015	112,970
$329,496

Since its inception, the Company has met its capital needs principally through sale of its equity securities and the issuance of debt. The proceeds from the sale of these securities have been used for the Company’s operating expenses, such as salary expenses, professional fees, rent expenses and other general and administrative expenses discussed above. At January 31, 2013, the Company had negative working capital of approximately $802 thousand, an accumulated deficit of approximately $21 million and positive cash flows from operating activities of approximately $156 thousand.

During fiscal 2010, the Company raised from a shareholder $5.3 million of equity funding. During fiscal 2011, the Company raised from a shareholder $1.5 million of equity funding. In order to raise capital, the Company may sell additional equity or issued additional convertible debt securities which would result in additional dilution to our stockholders. The issuance of additional debt would result in increased expenses and could subject us to covenants that may have the effect of restricting our operations. We can provide no assurance that additional financing will be available in an amount or on terms acceptable to us, if at all. If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms favorable to us, we may be unable to execute upon our business plan or pay our costs and expenses as they are incurred, which could have a material, adverse effect on our business, financial condition and results of operations.  Currently, the Company does not maintain a line of credit or term loan with any commercial bank or other financial institution. The Company has approximately $949 thousand and $858 thousand of outstanding notes payable as of January 31, 2013 and July 31, 2012, respectively.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of January 31, 2013, there was no material changes in the Company’s legal proceedings as previously disclosed in the Company’s 2012 Annual Report.

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

Dated: April 8, 2013	/s/ Jay Shafer
Jay Shafer
Co-Chief Executive Officer

EXHIBIT INDEX

31.2	Certification of the Co-Chief Executive Officer pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

